Form 10KSB
period 1997-08-31
SILVER BUTTE MINING CO
filed 1997-11-28
CIK 90310

NOTE:  FORMAT GUIDE FOR PRINTING READABLE HARD COPY

       PAGE LENGTH: 63 LINES
       PROBABLE MARGINS: 0.5" AT TOP AND BOTTOM, 0.9" AT RIGHT AND LEFT
       FONT: COURIER NEW, 10PT

       LINE ONE BEGINS AT "START"

START ***********************************************************************

                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-KSB

         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE COMMISSION ACT OF 1934

               For the fiscal year ended August 31, 1997

                    Commission File Number:    1-5970

                         SILVER BUTTE MINING COMPANY
            (Exact name of registrant as specified in its charter)

                  IDAHO                            84-0263301
 (State or other jurisdiction of            (I.R.S. Employer
   Incorporation or organization)            Identification Number)


    2501 E. SHERMAN AVENUE, #215, COEUR D'ALENE, ID           83814
       (Address of Principal Executive Offices)             (Zip Code)

                             (208) 664-0880
          Registrant's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:
Title of each class:                   Name of exchange on which registered:
Common stock, $ .05 per share          None

* The shares of the issuer are quoted by the Spokane Quotation Bureau.

Securities registered under section 12(g) of the Exchange Act:
None

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    ( )            No (X)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.    ____

State issuer's revenues for its most recent fiscal year:  $ 6,243

     The aggregate market value of voting stock held by nonaffiliates computed by reference to the average bid and asked prices as of November 17, 1997, was $192,682.
     The number of shares of Common Stock, $ .05 par value, outstanding as of August 31, 1997, was 7,828,748.

DOCUMENTS INCORPORATED BY REFERENCE:  FORM 8-K dated November 28, 1997
This Form 10-KSB contains 22 pages.  The Table of Contents is on page 2.
*****************************************************************************

                        SILVER BUTTE MINING COMPANY
                         FORM 10-KSB ANNUAL REPORT
                              August 31, 1997


                             TABLE OF CONTENTS

                                  PART I

Item 1.  Description of Business                                         3

Item 2.  Description of Property                                         4

Item 3.  Legal Proceedings                                               4

Item 4.  Submission of Matters to a Vote of Security Holders             4

                                 PART II

Item 5.  Market for Common Equity and Related Stockholders' Matters      4

Item 6.  Management's Discussion and Analysis or Plan of Operations      5

Item 7.  Financial Statements                                            6

Item 8.  Changes In and Disagreements with Accountants on Matters of
         Financial Disclosure                                            6

                                 PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16 (a) of the Exchange Act              7

Item 10. Executive Compensation                                          8

Item 11. Security Ownership of Certain Beneficial Owners and Management  8

Item 12. Certain Relationships and Related Transactions                  9

Item 13. Exhibits and Reports on Form 8-K                                9

Signature Page                                                           9

Financial Statements                                                 F1-F7

Exhibit 10.  Documents relating to the Sale of Real Property         18-21

Exhibit 27.  Financial Data Schedule                                    22

                        SILVER BUTTE MINING COMPANY
                         FORM 10-KSB ANNUAL REPORT
                              August 31, 1997


ITEM 1.  DESCRIPTION OF BUSINESS.


(a) The issuer was incorporated under the laws of the State of Idaho on January 19, 1965 and was a mining company in the exploration stage from its inception until it decided to abandon its status as a development stage enterprise by ceasing all exploration activities in 1994. The issuer was previously engaged in exploring for non-ferrous and precious metals, principally silver and lead. However, it was unable to develop any commercial ore deposits, following many years of extensive exploration through geologic sampling and mapping, core drilling, and tunneling. The properties of the issuer are located in Bonner County, Idaho. See Item 2 for a further description of the registrant's properties.


    The issuer's meager financial resources severely limit its ability to carry out the type of exploration activity that it performed in past years, and management considers it unlikely that the company will obtain additional funding with which to undertake such exploration.

(b) (1) The issuer does not produce any significant product, nor does it provide any significant service.
     (2) There are no distribution requirements, because there are no products or services.
     (3)  There have been no publicly announced new products or services.
     (4) There is no competition to the issuer in maintenance of its properties.
     (5)  The issuer does not make significant use of raw materials.
     (6)  The issuer does not have any significant customers.
     (7) The issuer does not have any patents, trademarks, licenses, franchises, concessions or labor contracts. The issuer has a mineral lease with the State of Idaho that requires royalty payments on production. However, there has been no significant production from that lease.
     (8) The issuer would need government approval to reactivate any future exploration programs; however, the issuer has no plans of engaging in future exploration.
     (9) Government regulations have not had a significant effect on the issuer's business.
    (10) The issuer has not engaged in research and development activities in the past two fiscal years.
    (11) There has been no material effect on or cost to the issuer's business as a result of complying with government regulations protecting the environment. The issuer has a $5,000 certificate of deposit held by the State of Idaho that serves as a bond to assure that the leased property will be returned to the State in satisfactory condition.
    (12) The issuer had one employee and one contract employee during the year. Each of these employees worked part time.

                         SILVER BUTTE MINING COMPANY
                         FORM 10-KSB ANNUAL REPORT
                              August 31, 1997

ITEM 2.  DESCRIPTION OF PROPERTY.

The registrant holds the following mining properties:

     1. Mineral rights only of 11 patented mining claims covering approximately 165 acres situated in Sections 1, Township 55 North, Range 2 West Boise Meridian, and Sections 5, 6 and 8, Township 55 North, Range 1 West Boise Meridian, Bonner County, Idaho.

     2. One acre of deeded land encompassing the "Stidwell Adit" adjacent to Mirror Lake in Section 31, Township 56 North, Range 1 West Boise Meridian, Bonner County, Idaho.

     3. Mineral lease number 4004 with the State of Idaho dated January 1, 1988, on the East 1650 feet of Section 36, Township 56 North, Range 1 West Boise Meridian, Bonner county Idaho, comprising about 200 acres. This lease provides for annual minimum rent of $200 per year, and graduated production royalties of 2.5% to 10% on the value of ore produced. The lease expires on December 31, 1997 and is renewable.

There are no known commercial ore deposits on any of the properties.

ITEM 3.  LEGAL PROCEEDINGS.

There are no legal proceedings pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) MARKET INFORMATION. There is no established market for the issuer's common stock. The following bid prices are compiled by the Spokane Quotation Service. These over-the-counter bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                           Fiscal Year End 8/31/97   Fiscal Year End 8/31/96
                           _______________________   _______________________
                              High           Low        High          Low
                            ________     ________     ________     ________
1st Quarter Ending 11/30    $  0.01      $  0.01      $  0.01      $  0.01
2nd Quarter Ending 2/28        0.01         0.01         0.01         0.01
3rd Quarter Ending 5/31        0.01         0.01         0.01         0.01
4th Quarter Ending 8/31        0.01         0.01         0.01         0.01

(b) As of August 31, 1997, there were approximately 1,650 holders of record of the issuer's Common Stock.
(c) The issuer has never paid cash dividends, and has no plans of paying dividends in the foreseeable future. There are no restrictions on the issuer's ability to pay dividends.

The issuer has sold no securities within the last three years.

                        SILVER BUTTE MINING COMPANY
                         FORM 10-KSB ANNUAL REPORT
                              August 31, 1997

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

(a)  Does not apply.
(b) Management's Discussion and Analysis of Financial condition and Results of Operations:

REVENUES. The issuer has no material revenue from operations. The most significant source of revenue of the issuer is interest from funds deposited in interest bearing accounts, and gains from the sale of the issuer's real and personal properties. In 1997, the issuer's interest earned rose to $4,767 from $1,887 in 1996. The increase resulted from a higher level of funds in interest bearing accounts in 1997 as a result of the sale of real property in fiscal year 1996. The issuer's interest income is determined by market interest rates and the types of interest bearing accounts or instruments in which the funds are invested. During 1996, the issuer sold approximately seven of the approximately eight acres of real property that the issuer owned prior to the sale. This sale resulted in a gain from the sale of $39,372. The issuer had no property sales in 1997. The issuer expects that its interest income will decrease in future years because there will be a decreasing level of funds invested in interest bearing accounts.

EXPENSES. The issuer's expenses are incurred for the maintenance of the issuer's mining properties, including leased property, and for the general and administrative expenses of the issuer. The issuer's expenses in 1997 were $9,950 compared to $9,824 in 1996. A decrease in expenses related to property maintenance in 1997, was offset by an increase in the expenses related to its accounting and reporting activities. The issuer expects that its expenses may decrease in future years because it has terminated its exploration activities, and it will incur lower maintenance costs on it's properties.

FINANCIAL POSITION. Cash and cash equivalents increased from $81,090 on August 31, 1996 to $84,297 on August 31, 1997. This was primarily caused by an increase in payables for the expenses at August 31, 1997. The issuer expects that its cash balance will decrease in 1998 because it intends to invest a significant portion of its funds in highly secure, interest bearing, temporary investments. The issuer doe not have any commitments or plans for capital expenditures that will require significant amounts of cash.
Inflation does not have a material effect on the issuer's financial results.

CASH FLOWS. In 1996, cash used by the issuer for operating activities exceeded its income from interest proceeds and other operating activities by $5,813. The issuer received $59,372 from the sale of property in 1996, as discussed above. In 1997, the issuer received $3,207 more than it expended, due to deferring payment of expenses discussed above. The issuer expects future cash required by operating activities will continue to exceed the cash that the issuer receives from interest income.

                        SILVER BUTTE MINING COMPANY
                         FORM 10-KSB ANNUAL REPORT
                              August 31, 1997


ITEM 7.  FINANCIAL STATEMENTS

The issuer meets the requirements of an "Inactive Registrant" according to
Section 210.3-11 of Regulation S-X. Those requirements, which describe the issuer for the fiscal year ended August 31, 1997, are as follows:

(a) Gross receipts from all sources for the fiscal year are not in excess of $100,000.
(b) The registrant has not purchased or sold any of its own stock, granted options therefor, or levied assessments upon outstanding stock.
(c) Expenditures for all purposes for the fiscal year are not in excess of $100,000.
(d) No material change in the business has occurred during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights, or leases; and,
(e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

The issuer's financial statements have been prepared by management in accordance with generally accepted accounting principles, and they are unaudited.

The financial statements are appended as pages F-1 through F-8 following page 9.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

The issuer's last audited financial statements were issued for the fiscal year ended August 31, 1990. The issuer terminated audits of its financial statements following that year because the costs of the annual audits were seriously impairing the company's limited financial resources.

                        SILVER BUTTE MINING COMPANY
                         FORM 10-KSB ANNUAL REPORT
                              August 31, 1997


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)  Identification of Directors and Officers:
Name and                  Years      Term   Background     Shares of Common
Positions Held     Age    Served   Expires  Past 5 Years   Stock Owned
______________     ___    ______   _______  ____________   _____________
R. Richard Rice
  President                  8      5/1/98
  and Director      53      16      5/1/98   Accountant          29,000
Robert J. Evans
  Sec/Treas.                 8      5/1/98
  and Director      73      16      5/1/98   Retired miner        8,000
Marvin W. Farmer
  Vice President            15      5/1/98
  and Director      67      20      5/1/98   Retired educator     7,000
Joseph Zinger
  Vice President             1      5/1/98   Asst.
  and Director      58       5      5/1/98   Superintendent       1,000
Terry McConnaughey                           Retired
  Director          62       1      5/1/98   Law Enforcement     56,457
Wayne Hohman
  Director          58       1      5/1/98   Retired educator    20,000

(b)  There are no other significant employees of the issuer.
(c)  There are no family relationships among the directors.
(d) There has been no involvement by the directors in any legal proceedings during the past five years involving:

       (1)  Bankruptcy;
       (2)  Conviction in a criminal proceeding;
       (3)  An order, judgement, or decree, limiting his involvement in any type of business, securities or commodities law; or,
       (4)  Violation of a federal or state securities or commodities law.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers, directors and beneficial owners of 10% or more of the issuer's Common Stock that failed to file on a timely basis the reports required by section 16(a) of the Exchange Act based on a review of Forms 3, 4, and 5:

None

                        SILVER BUTTE MINING COMPANY
                         FORM 10-KSB ANNUAL REPORT
                              August 31, 1997


ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years ended August 31, 1997, 1996, and 1995, compensation paid by the issuer to the President, and paid by Iron Mask Mining Company to the Secretary/Treasurer for work performed for the benefit of the issuer. The issuer reimburses Iron Mask Mining Company for its payments on the issuer's behalf. These are the only officers that received compensation in any of these years. The issuer has provided no stock options, warrants, or stock appreciation rights. There are no other employment contracts or incentive pay agreements with the officers, who are paid on an hourly basis for work performed according to the terms and rates approved by the Board of Directors.

Name and                                     Long Term
Principal           Annual Compensation     Compensation       All Other
Position            Year  Salary   Bonus       Awards         Compensation
________________    ____  _______  _____     ____________     ____________

R. Richard Rice
    President         1997  $ 2,210    0            0                 0
                      1996        0    0            0                 0
                      1995        0    0            0                 0
Robert J. Evans
  Sec/Treas.          1997  $ 1,350    0            0                 0
                      1996    2,445    0            0                 0
                      1995      870    0            0                 0

Compensation of Directors: Each director receives $30 for each Board of Directors or committee meeting that the Director attends.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security ownership of certain beneficial owners: No person of record is known to own more than 5% of the registrant's Common Stock.

(b)  Security ownership of management:

                     Name of           Amount and Nature        Percent

Title of Class   Beneficial Owner   of Beneficial Ownership    of Class
______________   ________________   _______________________    ________

Common Stock     R. Richard Rice               29,000            0.37%
                 2501 E. Sherman Ave #215
                 Coeur d'Alene, ID 83814
Common Stock     Robert J. Evans                8,000            0.10%
                 P.O. Box 178
                 Ponderay, ID 83852
Common Stock     Directors and
                 Executive Officers
                 as a Group                   121,457            1.55%

(c) There are no contractual arrangements known to issuer that may result in a change in control of issuer.

                        SILVER BUTTE MINING COMPANY
                         FORM 10-KSB ANNUAL REPORT
                              August 31, 1997

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits and index of exhibits:
                                                     Form 10-KSB
     Exhibit No.   Exhibit Description                 Page No.
    ___________   ___________________                 ___________
        10        Sale of Real Property
        27        Financial Data Schedule

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended August 31, 1997.
****************************************************************************
                                SIGNATURES
****************************************************************************
In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE MINING COMPANY
(Registrant)

/s/  R. Richard Rice
_________________________             Date:  November 28, 1997
R. Richard Rice
Title:  President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. Richard Rice
_________________________             Date:  November 28, 1997
President and Director (Principal Accounting and Executive Officer)

/s/ Robert J. Evans
_________________________             Date:  November 28, 1997
Sec./Treas. and Director

/s/ Marvin W. Farmer
_________________________             Date:  November 28, 1997
Vice Pres. and Director

/s/ Joseph Zinger
_________________________             Date:  November 28, 1997
Vice Pres. and Director

/s/ Terry McConnaughey
_________________________             Date:  November 28, 1997
Director

/s/ Wayne Hohman
_________________________             Date:  November 28, 1997
Director

                         SILVER BUTTE MINING COMPANY
                         FORM 10-KSB ANNUAL REPORT
                              August 31, 1997






                        INDEX TO FINANCIAL STATEMENTS

                                                                     Page No.

Balance Sheets, August 31, 1997, and 1996                                 F2

Income Statements for the years ended August 31, 1997, and 1996           F3

Cash Flow Statements for the years ended August 31, 1997, and 1996        F4

Statements of Changes in Stockholders' Equity for the years
   ended August 31, 1997 and 1996                                         F5

Notes to Financial Statements                                          F6-F7





































                                        F1



                         SILVER BUTTE MINING COMPANY
                               BALANCE SHEETS
                          August 31, 1997, and 1996



                                                          1997         1996

                                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $  84,297   $  81,090
  Certificate of deposit for State lease                   5,000       5,000
  Prepaid expenses                                           -         2,240
  Accounts receivable                                      1,092          96
                                                       _________   _________

      TOTAL CURRENT ASSETS                                90,389      88,426
                                                       _________   _________

PROPERTY, PLANT & EQUIPMENT
  Properties                                               3,000       3,000
  Equipment and machinery                                 19,704      19,704
  Accumulated depreciation                               (19,704)    (19,704)
                                                       _________   __________

                                                           3,000       3,000
                                                       _________   _________

      TOTAL ASSETS                                     $  93,389   $  91,426
                                                       =========   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                     $   7,910   $   2,240
                                                       _________   __________

      TOTAL CURRENT LIABILITIES                            7,910       2,240
                                                       _________   __________
SHAREHOLDERS' EQUITY
  Capital stock, par value 5 cents per share,
    authorized 10,000,000 shares, issued and
    outstanding, 7,828,748                               391,437     391,437
  Additional paid-in capital                             392,953     392,953
  Accumulated deficit                                   (698,911)   (695,204)
                                                       _________   _________

      TOTAL SHAREHOLDERS' EQUITY                          85,479      89,186
                                                       _________   _________

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  93,389   $  91,426
                                                       =========   =========

 The accompanying notes are an integral part of these financial statements

                                      F2


                          SILVER BUTTE MINING COMPANY
                               INCOME STATEMENTS
                    For the Years Ended August 31, 1997, and 1996

                                                        1997         1996
                                                    ___________   ___________

REVENUES
  Interest income                                   $    4,767    $    1,887
  Gain on sale of property                                 -          39,372
  Miscellaneous other income                             1,476           937
                                                    ___________   ___________

    Total revenue                                        6,243        42,196

EXPENSES
  Wages and other compensation                           3,949         3,975
  Professional services                                  3,860         2,005
  Dues, taxes and licenses                                 613         2,105
  Rent                                                     200           802
  Office expense                                           548           461
  Miscellaneous                                            780           323
  Interest expense                                         -             133
  Depreciation                                             -              20
                                                    ___________   ___________

    Total expenses                                       9,950         9,824
                                                    ___________   ___________

INCOME (LOSS> BEFORE INCOME TAXES                       (3,707)       32,372

INCOME TAXES                                               -             -
                                                    ___________   ___________

NET INCOME (LOSS)                                   $   (3,707)   $   32,372
                                                    ===========   ===========
Income (Loss) per Share of Common
  Stock Outstanding                                 $ ( 0.0005)   $   0.0041
                                                    ===========   ===========
Weighted Average Number of Common
  Shares Outstanding                                 7,828,748     7,828,748
                                                    ===========   ===========












 The accompanying notes are an integral part of these financial statements

                                       F3


                          SILVER BUTTE MINING COMPANY
                           STATEMENTS OF CASH FLOWS
                    For the Years Ended August 31, 1997, and 1996

                                                        1997         1996
                                                    ___________   ___________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                 $   (3,707)   $   32,372
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
      Depreciation                                         -              20
      Gain on sale of property                             -         (39,372)
      Increase (decrease) in payables                    5,670         2,240
      Decrease (increase) in prepaid expenses            2,240        (1,054)
      Decrease (increase) in receivables                  (996)          (19)
                                                    ___________   ___________
         Net cash provided by (used in)
           operating activities                          3,207        (5,813)
                                                    ___________   ___________
CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of property                           -          59,372
                                                    ___________   ___________

        Net cash provided by (used in)
          investing activities                             -          59,372
                                                    ___________   ___________

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                       3,207        53,559

Cash and Cash Equivalents at Beginning of Year          81,090        27,531
                                                    ___________   ___________

Cash and Cash Equivalents at End of Year            $   84,297    $   81,090
                                                    ===========   ===========

Interest Expense paid                               $      -      $      133
                                                    ==========    ===========
Income taxes paid                                   $      -      $      -
                                                    ==========    ===========











 The accompanying notes are an integral part of these financial statements

                                       F4


                          SILVER BUTTE MINING COMPANY
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Years Ended August 31, 1997, and 1996

                     Common Stock
                 ______________________  Additional   Accum-
                   Number       Par      Paid-In      ulated
                 Of Shares     Value     Capital      Deficit       Total
                 __________  __________  __________  ___________  _________

Balances,
August 31, 1995  7,828,748  $ 391,437   $ 392,953   $ (727,576)  $  56,814

Net Income             -          -           -         32,372      32,372
                 __________  __________  __________  ___________  _________

Balances,
August 31, 1996  7,828,748    391,437     392,953     (695,204)     89,186

Net Loss               -          -           -         (3,707)     (3,707)
                 __________  __________  __________  ___________  _________

Balances,
August 31, 1997  7,828,748  $ 391,437   $ 392,953   $ (698,911)  $  85,479
                ==========  ==========  ==========  ===========  =========





























 The accompanying notes are an integral part of these financial statements

                                        F5

                         SILVER BUTTE MINING COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                          August 31, 1997, and 1996

Note 1 - COMPANY BUSINESS

The Company was incorporated under the laws of the State of Idaho on January 19, 1965, and was in the exploratory mining stage from its inception until it decided to abandon its status as a development stage enterprise by ceasing all exploration in 1994. The Company's exploration efforts developed no commercial ore deposits, and all capitalized mining costs were written off. The Company continues to search for business opportunities in the mining industry, and will also investigate opportunities in other industries. The Company's meager financial resources severely limit it's ability to carry out the type of exploration activity that it performed in past years, and the Company's management considers it unlikely that the Company will obtain additional funding with which to undertake such exploration.

Note 2 - ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

The significant accounting principles and practices of the Company are as follow:

a.  The financial statements are prepared on the accrual basis of accounting.
b.  Properties, equipment and machinery are stated at cost.
c. Depreciation of machinery and equipment was computed using straight line and accelerated methods of depreciation.
d. The Company considers cash equivalents to be highly liquid investments with an original maturity of three months or less.
e.  Accounting for income taxes is discussed in Note 5.
f. Earnings per share are computed using the weighted average number of shares outstanding.


Note 3 - PROPERTIES

The Company owns mining properties consisting of the mineral rights to eleven Patented Mining claims covering approximately 165 acres and one acre of deeded land near Mirror Lake in Bonner County, Idaho. The Company is also the lessee of a parcel of State of Idaho land which is more fully described in Note 4.

On July 31, 1996, the Company sold the approximately seven acre Roof Tunnel Claim for $61,500 and recorded a gain of $39,372.

The book values of the properties owned are:

     Mineral rights to eleven patented mining claims               $ 1,100
     One acre of deeded land near Mirror Lake                        1,900
                                                                   _______
              Total book value                                     $ 3,000
                                                                   =======


                                      F6

                         SILVER BUTTE MINING COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                          August 31, 1997, and 1996

Note 4 - MINERAL LEASE

The Company holds a mineral lease from the State of Idaho on approximately 200 acres of land in Bonner County, Idaho. The lease is dated January 1, 1988, has a 10 year life that expires on December 31, 1997, and is renewable at the Company's option for another 10 years. The minimum rent is $200 per year, and the total minimum rent commitment over the next five years, if the Company should renew the lease, is $1,000. The lease contains a sliding scale production royalty payable to the State of from 2.5% to 10% of the value of the ore produced. There has been no significant production from the lease. The Company has posted a $5,000 certificate of deposit with the State as a surety bond.

Note 5 - INCOME TAXES

The Company had at August 31, 1997, $302,402 of net operating loss carryovers for Federal income tax purposes that expire on August 31 of the years shown below.

                            1998        $  14,118
                            2001            2,299
                            2002            3,786
                            2003            2,922
                            2006            1,892
                            2007              762
                            2008          269,988
                            2009            2,989
                            2012            3,646
                                         _________

                            TOTALS       $ 302,402
                                         =========


The Company accounts for income taxes in accordance with FAS No. 109. This statement establishes the criteria to be used for recognizing the deferred tax assets and deferred tax liabilities. These assets and liabilities result from temporary differences between tax expense or benefit calculated for tax reporting purposes and the tax expense or benefit calculated for financial reporting purposes. The Company has no deferred tax liabilities. A deferred tax asset for the remaining net operating loss carryovers is fully reserved because management does not believe that it is more likely than not that the carryovers will be utilized, and because it is uncertain if the Company will realize any future taxable income.

Note 6 - COMMITMENTS AND CONTINGENCIES

The Company sold a seven acre parcel of land in the fiscal year ended
August 31, 1996, that contained mine waste rock and tailings. The Company believes there is a remote possibility that this property may require some cleanup, and an even more remote possibility that the Company may be required to participate in the cost of such a cleanup, which the Company estimates would be less than $10,000.


                                        F7

EXHIBIT 10.  DOCUMENTS RELATING TO THE SALE OF REAL PROPERTY


<Company Logo>                               Date:  11/13/96
Sandpoint Title Insurance, Inc.              Please direct correspondence to:
                                             120 South Second Avenue
                                             Sandpoint, Idaho 83864
Silver Butte Mining Company
2501 E. Sherman, #215                        Escrow Number:  13212-LF
Coeur d'Alene, ID 83814                      Property:  Ptn. S6-T55N-R1W
                                                        , ID 83864

We have completed the above numbered escrow and enclose the following checked items:

(only checked items included)

     (X)  Final Seller's Settlement Statement
     (X)  Copies of Closing Documents

Any recorded documents to which you may be entitled, and your policy of title insurance, if not enclosed, will follow under separate cover.

Thank you for giving us the opportunity to serve you. We invite you to call upon us whenever we can be of assistance.

Very truly yours,

/s/ Lora Fedak



P.S. On the back of this letter we have included certain tax information you may find helpful.

(tax information excluded)

<Company Logo>
Sandpoint Title Insurance, Inc.
120 South Second Avenue
Sandpoint, Idaho 83864


                          SELLER'S CLOSING STATEMENT

Silver Butte Mining Company                  Date:  11/13/96
2501 E. Sherman, #215                        Escrow Number:  13212-LF
Coeur d'Alene, ID 83814                      Escrow Officer:  Lora Fedak
                                             Closing Date:  07/31/96

Property:  Ptn. S6-T55N-R1W , ID 83864


Item                                                      Debits     Credits
______________________________________________________    _________  __________
Sales Price Ptn. S6-T55N-R1W                                          61,500.00
Earnest money held by seller                                 100.00
Credit to Buyer for Environmental study                    1,560.25
R.E. Taxes 01/01/96 to 07/31/96, 212 days @ $.6385/day       135.36
CUTA title Ins. Premium: 100% of Total Premium               428.00
Closing Fees:  50% of Total Closing Fees                     125.00
Recording Fees                                                15.00
Due to Seller                                             59,136.39
                                                          _________  __________
TOTALS                                                    61,500.00   61,500.00

(Company Logo)
Sandpoint Title Insurance, Inc.
120 South Second Avenue
Sandpoint, Idaho 83864


WARRANTY DEED
Instrument No: 48915

Insurance company file number:#13212

For Value Received Silver Butte Mining Company, an Idaho Corporation, The grantor(s) do(es) hereby grant, bargain, sell and convey unto, Steven L. O'Connell and Sharon A. O'Connell, husband and wife, the grantee(s), whose current address is 975 Talache Road, Sagle, ID 83860 the following described premises in Bonner County, Idaho.

See Exhibit A attached hereto and made a part hereof.






          TO HAVE AND TO HOLD the said premises, with their appurtenances unto the said Grantee, their heirs and assigns forever. And the said Grantor(s) do(es) hereby covenant to and with the said Grantee(s) he/she/they is/are the owner(s) in fee simple of said premises; that they are free from all encumbrances except specific matters of record as shown above, and that he/she/they will warrant and defend the same from all lawful claims whatsoever.

Dated:  June 14th, 1996
Silver Butte Mining Company

By: /s/ R. Richard Rice                  By:  /s/ Robert J. Evans
_____________________________________    _________________________________
Richard Rice, President                  Robert J. Evans, Secretary


Notarized July 31, 1996

Recorded July 31, 1996

Page Two of Warranty Deed



                                     EXHIBIT A

IN THE STATE OF IDAHO, COUNTY OF BONNER


That the portion of the Roof Tunnel patented Lode Mining Claim situated In the Southeast quarter of Section 6, Township 55 North, Range 1 East, Boise Meridian, lying East of the county road at Talache, Bonner County, Idaho


SUBJECT TO:

GENERAL TAXES FOR THE YEAR 1996, A LIEN NOT YET DUE AND PAYABLE.

ANY RIGHT, TITLE OR INTEREST TO ANY LAND OR RIGHTS THEREIN WITHIN SAID PREMISES OR LYING BEYOND THE SIDE LINES EXTENDED DOWNWARD VERTICALLY.
SUCH RIGHTS MAY INCLUDE, BUT ARE NOT LIMITED TO, SUBSURFACE AND EXTRALATERAL RIGHTS TO FOLLOW A VEIN OR LODE IN ITS COURSE