Form 10QSB
period 1997-11-30
SILVER BUTTE MINING CO
filed 1998-01-14
CIK 90310

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

                                FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE COMMISSION ACT OF 1934

               For the quarterly period ended November 30, 1997

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

                 Yes    ( )            No (X)

The number of shares of Common Stock , $.05 par value, outstanding as of November 30, 1997, was 7,828,748.






















*****************************************************************************

                        SILVER BUTTE MINING COMPANY
                         FORM 10-QSB ANNUAL REPORT
                             November 30, 1997


                                   INDEX


Part I    FINANCIAL INFORMATION

     Item 1.  Condensed Financial Statements

Balance Sheets, November 30, and August 31, 1997                              3

Income Statements for the Three Months Ended November 30, 1997 and 1996       4

Cash Flow Statements for the Three Months Ended November 30, 1997 and 1996    5

Notes to Condensed Financial Statements                                       6


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7-8

Part II   OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8K                                 8


Signature Page                                                                8

                        SILVER BUTTE MINING COMPANY
                         CONDENSED BALANCE SHEETS
                      November 30 and August 31, 1997


                                                     November 30,   August 31,
                                                         1997         1997

                                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $   6,260   $  84,297
  Certificate of deposit for State lease                   5,000       5,000
  Marketable Securities                                   75,031         -
  Accounts receivable                                      1,871       1,092
                                                       _________   _________

      TOTAL CURRENT ASSETS                                88,162      90,389
                                                       _________   _________

PROPERTY, PLANT & EQUIPMENT
  Properties                                               3,000       3,000
  Equipment and machinery                                 19,704      19,704
  Accumulated depreciation                               (19,704)    (19,704)
                                                       _________   __________

                                                           3,000       3,000
                                                       _________   _________

      TOTAL ASSETS                                     $  91,162   $  93,389
                                                       =========   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                     $   9,351   $   7,910
                                                       _________   __________

      TOTAL CURRENT LIABILITIES                            9,351       7,910
                                                       _________   __________
SHAREHOLDERS' EQUITY
  Capital stock, $.05 par value,
    authorized 10,000,000 shares, issued and
    outstanding, 7,828,748                               391,437     391,437
  Additional paid-in capital                             392,953     392,953
  Accumulated deficit                                   (702,579)   (698,911)
                                                       _________   _________

      TOTAL SHAREHOLDERS' EQUITY                          81,811      85,479
                                                       _________   _________

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  91,162   $  93,389
                                                       =========   =========

               The accompanying notes are an integral part of these
                       condensed financial statements
                                      3


                          SILVER BUTTE MINING COMPANY
                          CONDENSED INCOME STATEMENTS
                For the Three Months Ended November 30, 1997, and 1996


                                                       Three Months Ended
                                                   November 30,   November 30,
                                                        1997         1996
                                                    ___________   ___________

REVENUES
  Interest income                                   $      850    $    1,223
  Rock sales                                               780         1,077
  Miscellaneous other income                                31           -
                                                    ___________   ___________

    Total revenue                                        1,661         2,300
                                                    ___________   ___________
EXPENSES
  Wages and other compensation                           2,835         1,285
  Professional services                                  2,084         1,742
  Rent                                                     190           -
  Office expense                                           122           188
  Miscellaneous                                             98           111
                                                    ___________   ___________

    Total expenses                                       5,329         3,326
                                                    ___________   ___________

LOSS BEFORE INCOME TAXES                                (3,668)       (1,026)

INCOME TAXES                                               -             -
                                                    ___________   ___________

NET LOSS                                            $   (3,668)   $   (1,026)
                                                    ===========   ===========
Loss per Share of Common
  Stock Outstanding                                 $ ( 0.0005)   $  (0.0001)
                                                    ===========   ===========
Weighted Average Number of Common
  Shares Outstanding                                 7,828,748     7,828,748
                                                    ===========   ===========











               The accompanying notes are an integral part of these
                       condensed financial statements


                          SILVER BUTTE MINING COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
           For the Three Months Ended November 30, 1997, and 1996


                                                       Three Months Ended
                                                   November 30,   November 30,
                                                        1997         1996
                                                    ___________   ___________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                          $   (3,668)   $    (1,026)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Increase in payables                               1,441           454
      Decrease in prepaid expenses                         -           2,240
      Increase in receivables                             (779)       (2,078)
                                                    ___________   ___________
         Net cash used in
           operating activities                         (3,006)          410
                                                    ___________   ___________
CASH FLOWS FROM INVESTING ACTIVITIES

  Increase in marketable securities                    (75,031)          -
                                                    ___________   ___________

        Net cash used in
          investing activities                         (75,031)          -
                                                    ___________   ___________

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                     (78,037)         (410)

Cash and Cash Equivalents at Beginning of Year          84,297         6,090
                                                    ___________   ___________

Cash and Cash Equivalents at End of Year            $    6,260    $    5,680
                                                    ===========   ===========

Interest Expense paid                               $      -      $      -
                                                    ==========    ===========
Income taxes paid                                   $      -      $      -
                                                    ==========    ===========











               The accompanying notes are an integral part of these
                       condensed financial statements

                          SILVER BUTTE MINING COMPANY
                   NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1.  PRESENTATION OF INTERIM INFORMATION

     The accompanying unaudited condensed financial statements have been prepared by Silver Butte Mining Company's management. In management's opinion, these condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 1997 and 1996, and cash flows for the three months ended November 30, 1997 and 1996. Interim results are not necessarily indicative of results for a full year.

     The condensed financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information that is included in the Company's annual financial statements.

NOTE 2.  MARKETABLE SECURITIES

     The Company has invested in certain money market fund equity securities which it considers as available for sale according to Statement of Financial Accounting Standards (SFAS) 115. Unrealized holdings gains and losses on such securities are not expected, but will be excluded from earnings and reported as a separate component of the shareholders' equity, if gains or losses occur.
The cost of these marketable securities, when sold, will be determined by the specific identification method.

     The fair value of these securities, in accordance with SFAS 107, is considered to be the same as their cost, based on quoted market prices.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

     The Company sold a seven acre parcel of land in the fiscal year ended August 31, 1996 that contains mine waste rock and mill tailings. The Company believes there is a remote possibility that this property may require some cleanup, and an even more remote possibility that the Company may be required to participate in the cost of such cleanup, which the Company estimates would be less than $10,000.

                         SILVER BUTTE MINING COMPANY
                         Form 10-QSB QUARTERLY REPORT
                              November 30, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was a mining company engaged in exploration activities from its inception in 1965 through 1994. In 1994, the Company abandoned all exploration activities, and is now seeking other business opportunities in mining or other industries. The Company continues to hold and maintain the properties on which it performed its exploration efforts. The Company's fiscal year ends on August 21.

OVERVIEW

     The Company's management determined in 1994 that it did not have the financial resources to continue to explore for a commercial ore deposit after many years of unsuccessful efforts. The Company has performed some reclamation work on its mining properties since 1994, and is soliciting buyers for its remaining real estate and mining equipment. The Company's management believes that its status as a public company may be of some value, and management will entertain proposals from other companies which may be interested in combining with a public company.

RESULTS OF OPERATIONS

     REVENUES. The Company's interest income decreased by $373 (about 30%) for the three month period ended November 30, 1997, compared to the same period ended November 30, 1996. This was the result of the Company's maintaining its funds in a lower yielding bank account upon the maturing of its certificates of deposit and pending a decision to invest a significant portion of its funds in money market equities.

     The Company's rock sales decreased from the 1996 to the 1997 three month periods. However, the 1996 reported sales included the sales from earlier periods which had inadvertently been previously unrecorded. It is unlikely that the Company will realize any additional rock sales before the three month period ending August 31, 1998, because of the seasonal nature of such sales.

     EXPENSES. Wages and other compensation and professional services were both higher in the three months ended November 1997 when compared with the same period for 1996. This was the result of the Company's efforts to renew its reporting requirements. The Company's management believes that these expenses will decrease throughout the balance of the year, as the Company becomes more familiar with the reporting process. The other expenses were not significant during the three month periods reported.

     FINANCIAL POSITION. Cash and cash equivalents decreased significantly and Marketable securities increased significantly as is discussed in Cash Flows below. There was a $779 (71%) increase in accounts receivable from rock sales, for which proceeds had not been collected at November 30, 1997, in the three month period then ended.

     The Company expects that it will draw down its marketable securities by about $7,000 during the balance of the fiscal year as it pays down its accounts Payable. The Company also expects that it will sell or abandon a significant portion of its equipment and machinery during the balance of the fiscal year, however this will not have a material effect on its financial position because the machinery and equipment are fully depreciated.

                         SILVER BUTTE MINING COMPANY
                         Form 10-QSB QUARTERLY REPORT
                              November 30, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS. Cash and cash equivalents decreased by $78,037 during the three months ended November 30, 1997. Most of this decrease ($75,031) was the result of investing in money market equity securities during the period. The remainder of the decrease was the result of expenditures exceeding results of operations. The Company's management believes that there will be a continued decrease in cash and cash equivalents in future periods as the Company intends to reduce its accounts payable balances. The Company has no plans for capital expenditures that will require significant amounts of cash.

     Cash and cash equivalents decreased only slightly ($410) during the three months ended November 30 1996. A significant increase in receivables ($2,078) from interest income and rock sales was offset by a significant decrease in prepaid expenses ($2,240) that were expensed during the period. The loss from operations was funded partially by the decrease in ash and partially by an increase in the amount of payables ($454) during the period.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     The Company filed a Form 8-K on November 28, 1997, wherein it announced in
Item 5, Other Events, that it met the requirements of an "Inactive entity" as defined by Section 220.3-11 of Regulation S-X. The Company is allowed to use unaudited financial statements for purposes of reports pursuant to the Securities Exchange Act of 1934 by meeting these requirements.

*******************************************************************************
                                  SIGNATURE
*******************************************************************************

SILVER BUTTE MINING COMPANY

By:  /s/ R. Richard Rice                   Date:       January 14, 1998
____________________________________              ____________________________
R. Richard Rice, President
(Principal Executive Officer and Principal Accounting Officer)