Form 10QSB
period 1998-02-28
SILVER BUTTE MINING CO
filed 1998-04-10
CIK 90310

NOTE:  FORMAT GUIDE FOR PRINTING READABLE HARD COPY

       PAGE LENGTH: 63 LINES
       PROBABLE MARGINS: 0.5" AT TOP AND BOTTOM, 1.0" AT RIGHT AND LEFT
       FONT: COURIER NEW, 10PT

       LINE ONE BEGINS AT "START"








(This space intentionally left blank)

START ***********************************************************************

                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE COMMISSION ACT OF 1934

                 For the period ended February 28, 1998

                  Commission File Number:    001-05970

                         SILVER BUTTE MINING COMPANY
            (Exact name of registrant as specified in its charter)

                  IDAHO                            84-0263301
 (State or other jurisdiction of            (I.R.S. Employer
   Incorporation or organization)            Identification Number)


    2501 E. SHERMAN AVENUE, #215, COEUR D'ALENE, ID           83814
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

                 Yes    ( )            No (X)

The number of shares of Common Stock, $.05 par value, outstanding as of February 28, 1998, was 7,828,748.






















*****************************************************************************

                        SILVER BUTTE MINING COMPANY
                         FORM 10-QSB ANNUAL REPORT
                              February 28, 1998


INDEX



                                                                     Page
                                                                    Number
Part I          FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets, February 28, 1998,
            and August 31, 1997                                       3

         Condensed Income Statements for the three and six
            month periods ended February 28, 1998, and 1997           4

         Condensed Statements of Cash Flows for the six months
            ended February 28, 1998, and 1997                         5

         Notes to Condensed Financial Statements                      6


Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations             7 -8


Signature Page                                                        8

SILVER BUTTE MINING COMPANY
CONDENSED BALANCE SHEETS
February 28, 1998 and August 31, 1997

                                             February 28,       August 31,
                                                 1998              1997
                                             ____________      ____________

ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $     1,347       $    84,297
     Certificate of deposit for State lease        5,000             5,000
     Marketable securities                        73,552               -
     Accounts receivable                           1,086             1,092
     Prepaid expenses                              1,379               -
                                             ____________      ____________

         Total current assets                     82,364            90,389

PROPERTY, PLANT & EQUIPMENT
     Properties                                    3,000             3,000
     Equipment and machinery                      19,704            19,704
     Accumulated depreciation                    (19,704)          (19,704)
                                             ____________      ____________
                                                   3,000             3,000
                                             ____________      ____________

TOTAL ASSETS                                 $    85,364       $    93,389
                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                          $     6,470       $     7,910
                                             ____________      ____________

         Total current liabilities                 6,470             7,910
                                             ____________      ____________
STOCKHOLDERS' EQUITY

     Common stock, $.05 par value
       authorized 10,000,000 shares,
       issued and outstanding,
       7,828,748 shares                          391,437           391,437
     Additional paid-in capital                  392,953           392,953
     Accumulated deficit                        (705,496)         (698,911)

                                             ____________      ____________

         Total shareholders' equity               78,894            85,479
                                             ____________      ____________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    85,364       $    93,389
                                             ============      ============

The accompanying notes are an integral part of these financial statements.

SILVER BUTTE MINING COMPANY
CONDENSED INCOME STATEMENTS
For the Three and Six Months Ended February 28, 1998 and 1997

                             Three Months Ended          Six Months Ended
                        __________________________   __________________________
                        February 28,  February 28,   February 28,  February 28,
                            1998         1997            1998          1997
                        ____________  ____________   ____________  ____________
REVENUES
  Dividend income       $       522   $       -      $       522   $       -
  Interest income                95         1,126            945         2,349
  Rock sales                    -             -              780         1,077
  Misc. other income            (31)          399            -             399
                        ____________  ____________   ____________  ____________

       Total Revenues           616         1,525          2,277         3,825
                        ____________  ____________   ____________  ____________


EXPENSES
  Wages and other
    Compensation              1,875           225          4,710         1,510
  Professional
    Services                    320            80          2,404         1,822
  Rent & royalties              200           200            390           200
  Office expense                227            89            349           277
  Dues, taxes and
    Licenses                    680           364            680           364
  Miscellaneous                 231             5            329           116
                        ____________  ____________   ____________  ____________

        Total Expenses        3,533           963          8,862         4,289
                        ____________  ____________   ____________  ____________

INCOME (LOSS) BEFORE         (2,917)          562         (6,585)         (464)
  INCOME TAXES

INCOME TAXES                    -             -              -             -
                        ____________  ____________   ____________  ____________

NET INCOME (LOSS)       $    (2,917)  $       562    $    (6,585)  $      (464)
                        ============  ============   ============  ============

Income (Loss) per Share
  Of Common Stock
  Outstanding           $   (0.0004)  $   (0.0001)   $   (0.0008)  $   (0.0001)
                        ============  ============   ============  ============

Weighted Average Number
  Of Common Shares
  Outstanding             7,828,748     7,828,748      7,828,748     7,828,748
                        ============  ============   ============  ============



The accompanying notes are an integral part of these financial statements.

SILVER BUTTE MINING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended February 28, 1998 and 1997


                                                  Six Months Ended
                                             ______________________________
                                             February 28,       August 31,
                                                 1998              1997
                                             ____________      ____________



CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                   $    (6,585)      $      (464)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Increase (decrease) in payables             (1,440)              984
      Decrease (increase) prepaid expenses        (1,379)            2,240
      Decrease (increase) receivables                  6            (1,039)
                                             ____________      ____________
           Net cash provided by (used in)
             operating activities                 (9,398)            1,721
                                             ____________      ____________

CASH FLOWS FROM INVESTING ACTIVITIES

      Increase in marketable securities          (73,552)              -
                                             ____________      ____________
           Net cash used in investing
              activities                         (73,552)              -
                                             ____________      ____________

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                     (82,950)            1,721

Cash and Cash Equivalents at Beginning
  of Period                                       89,297            86,090
                                             ____________      ____________

Cash and Cash Equivalents at End of Period   $     6,347       $    87,811
                                             ============      ============

Interest expense paid                        $       -         $       -
                                             ============      ============


Income taxes paid                            $       -         $       -
                                             ============      ============






The accompanying notes are an integral part of these financial statements.

                             SILVER BUTTE MINING COMPANY

                      NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1.     Presentation of Interim Information


The accompanying unaudited condensed financial statements have been prepared by Silver Butte Mining Company's management. In management's opinion, these condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of February 28, 1998, and the results of operations for the three and six months ended February 28, 1998 and 1997, and cash flows for the six months ended February 28, 1998 and 1997. Interim results are not necessarily indicative of results for a full year. The Company's sales of rock are seasonal in nature, and the Company does not expect that it will realize any additional sales before the quarter ending August 31, 1998.

The condensed financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information that is included in the Company's annual financial statements.


Note 2.     Marketable Securities


The Company has invested in certain money market fund equity securities which it considers as available for sale according to Statement of Financial Accounting Standards (SFAS) 115. Unrealized holdings gains and losses on such securities are not expected, but will be excluded from earnings and reported as a separate component of shareholders' equity, if gains or losses occur. The cost of these marketable equity securities, when sold, will be determined by the specific identification method.

The fair value of these securities, in accordance with SFAS 107, is considered to be the same as their cost, based on quoted market prices.


Note 3.     Commitments and Contingencies


The Company sold a seven-acre parcel of land in the fiscal year ended August 31, 1996 that contained mine waste rock and mill tailings. The Company believes there is a remote possibility that this property may require some cleanup, and an even more remote possibility that the Company may be required to participate in the cost of such a cleanup, which the Company estimates would be less than $10,000.

                          SILVER BUTTE MINING COMPANY
                          Form 10-QSB QUARTERLY REPORT
                                February 28, 1998

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

The Company was a mining company engaged in exploration activities from its inception in 1965 through 1994. In 1994, the Company abandoned all exploration activities, and is now seeking other business opportunities in mining or other industries. The Company continues to hold and maintain the properties on which it performed its exploration efforts. The Company's fiscal year ends on August 31.

OVERVIEW

The Company's management determined in 1994 that the Company did not have the financial resources to continue to explore for commercial ore deposits after many years of unsuccessful efforts. The Company has performed some reclamation work on its mining properties since 1994, and is soliciting buyers for its remaining real estate and mining equipment. The Company's management believes that its status as a public company may be of some value, and management will entertain proposals from others who have business operations that may be interested in combining with a public company.

RESULTS OF OPERATIONS

REVENUES.  The Company has had no meaningful sales activities in the last
18 months. The Company's interest income decreased by $1,031 to $95 for the second fiscal quarter ended February, 1998, compared to the second quarter of fiscal 1997. This was the result of the Company maintaining its funds in a lower yielding bank account upon the maturing of its certificates of deposit prior to investing a significant portion of the funds in money market equity securities. The Company realized $552 of dividend income from its money market accounts during the second quarter of fiscal 1998, compared to no dividend income for the second quarter of fiscal 1997. Dividend income should increase in subsequent quarters of fiscal 1998, as the funds will remain invested during all days of future quarters.

The Company's interest income decreased by $1,404 to $945 during the six months ended February 28, 1998, compared to the six months ended February
28, 1997, for the reasons discussed above. The changes in dividend income and the reasons for the changes are the same for the six month period as for the second quarter of fiscal 1998, discussed above. The Company's rock sales decreased by $297 from the first half of fiscal 1997, compared to the first half of fiscal 1998. However, the 1996 reported sales included some sales from earlier periods which had inadvertently been previously unrecorded. It is unlikely that the Company will realize any additional rock sales before the three month period ending August 31, 1998, because of the seasonal nature of such sales.

EXPENSES. Wages and other compensation, professional services, and dues, taxes and licenses were all significantly higher in the first quarter of fiscal 1998 when compared to the first quarter of fiscal 1997. This was the result of the Company's efforts to renew its reporting requirements. The Company's management believes that these expenses will decrease throughout the balance of the fiscal year. Other expenses were not significant during the first fiscal quarters.

                          SILVER BUTTE MINING COMPANY

                          Form 10-QSB QUARTERLY REPORT
                                February 28, 1998


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION (CONTINUED)

EXPENSES (Continued). The aforementioned expenses were significantly higher in the first half of fiscal 1998, than in the first half of fiscal 1997, for the reasons discussed above. Other expenses were not significant during the first six months of fiscal years 1998 and 1997.

FINANCIAL CONDITION

LIQUIDITY. Cash and cash equivalents decreased by $82,950 and marketable securities increased by $73,552 during the first half of the fiscal year 1998. The marketable securities are money market funds that allow the Company immediate access to funds when the Company needs additional cash. The Company has prepaid $500 in production royalties as a requirement for the renewal of its lease with the State of Idaho, and the Company has prepaid $879 of industrial insurance.


CAPITAL REQUIREMENTS. The Company has no plans that will require significant cash outlays during the foreseeable future other than normal operating costs. The Company expects that it will draw down its marketable securities by about $7,000 during the balance of the fiscal year as it pays down its accounts payable, and pays operating expenses. The Company also expects that it will sell or abandon a significant portion of its equipment and machinery during the balance of the fiscal year. This will not have a material effect on the Company's financial condition because the machinery and equipment are fully depreciated, and the amount of cash that may be generated from such sales is not expected to be significant.


****************************************************************************
                                  SIGNATURES
****************************************************************************

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SILVER BUTTE MINING COMPANY
(Registrant)


/s/  R. Richard Rice
_________________________             Date:  April 10, 1998
R. Richard Rice
Title:  President
(Principle Executive Officer and
Principle Accounting Officer)