Form 10QSB
period 1998-05-31
SILVER BUTTE MINING CO
filed 1998-07-15
CIK 90310

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

                                FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE COMMISSION ACT OF 1934

                    For the period ended May 31, 1998

                  Commission File Number:    001-05970

                         SILVER BUTTE MINING COMPANY
            (Exact name of registrant as specified in its charter)

                  IDAHO                            82-0263301
 (State or other jurisdiction of            (I.R.S. Employer
   Incorporation or organization)            Identification Number)


    2501 E. SHERMAN AVENUE, #215, COEUR D'ALENE, ID           83814
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

                 Yes    ( )            No (X)

The number of shares of Common Stock, $.05 par value, outstanding as of May 31, 1998, was 7,828,748.

DOCUMENTS INCORPORATED BY REFERENCE:  Form 8-K dated April 10, 1998.

Transitional Small Business Disclosure Format (Check One):  Yes ( ) No (X)


















*****************************************************************************

                         SILVER BUTTE MINING COMPANY
                         FORM 10-QSB QUARTERLY REPORT
                                 May 31, 1998


INDEX



                                                                     Page
                                                                    Number
Part I                   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets, May 31, 1998,
            and August 31, 1997                                       3

         Condensed Income Statements for the three and nine
            month periods ended May 31, 1998, and 1997                4

         Condensed Statements of Cash Flows for the nine months
            ended May 31, 1998, and 1997                              5

         Notes to Condensed Financial Statements                      6


Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations             7 -8

Part II                    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                             9

Signature Page                                                        10

SILVER BUTTE MINING COMPANY
CONDENSED BALANCE SHEETS
May 31, 1998 and August 31, 1997

                                                May 31,          August 31,
                                                 1998              1997
                                             ____________      ____________

ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $     1,251       $    84,297
     Certificate of deposit for State lease        5,000             5,000
     Marketable securities                        71,383               -
     Accounts receivable                           1,091             1,092
     Prepaid expenses                              1,685               -
                                             ____________      ____________

         TOTAL CURRENT ASSETS                     80,410            90,389

PROPERTY, PLANT & EQUIPMENT
     Properties                                    3,000             3,000
     Equipment and machinery                      19,704            19,704
     Accumulated depreciation                    (19,704)          (19,704)
                                             ____________      ____________
                                                   3,000             3,000
                                             ____________      ____________

TOTAL ASSETS                                 $    83,410       $    93,389
                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                          $     4,270       $     7,910
                                             ____________      ____________

         TOTAL CURRENT LIABILITIES                 4,270             7,910
                                             ____________      ____________
SHAREHOLDERS' EQUITY

     Common stock, $.05 par value
       authorized 10,000,000 shares,
       issued and outstanding,
       7,828,748 shares                          391,437           391,437
     Additional paid-in capital                  392,953           392,953
     Accumulated deficit                        (705,250)         (698,911)

                                             ____________      ____________

         TOTAL SHAREHOLDERS' EQUITY               79,140            85,479
                                             ____________      ____________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    83,410       $    93,389
                                             ============      ============

The accompanying notes are an integral part of these financial statements.

SILVER BUTTE MINING COMPANY
CONDENSED INCOME STATEMENTS
For the Three and Nine Months Ended May 31, 1998 and 1997

                             Three Months Ended         Nine Months Ended
                        __________________________   __________________________
                           May 31,      May 31,         May 31,       May 31,
                            1998         1997            1998          1997
                        ____________  ____________   ____________  ____________
REVENUES
  Dividend income       $     1,331   $       -      $     1,882   $       -
  Interest income                84         1,258          1,030         3,607
  Rock sales                    -             -              780         1,077
  Misc. other income            -             -              -             399
                        ____________  ____________   ____________  ____________

       Total Revenues         1,415         1,258          3,692         5,083
                        ____________  ____________   ____________  ____________


EXPENSES
  Wages and other
    compensation                640           425          5,350         1,935
  Professional
    services                    288           517          2,692         2,339
  Rent & royalties              -             -              390           200
  Office expense                211            27            560           304
  Dues, taxes and
    licenses                     29            56            709           420
  Miscellaneous                  1            521            330           637
                        ____________  ____________   ____________  ____________

        Total Expenses        1,169         1,546         10,031         5,835
                        ____________  ____________   ____________  ____________

INCOME (LOSS) BEFORE             246         (288)        (6,339)         (752)
  INCOME TAXES

INCOME TAXES                    -             -              -             -
                        ____________  ____________   ____________  ____________

NET INCOME (LOSS)       $        246  $      (288)   $    (6,339)  $      (752)
                        ============  ============   ============  ============

Income (Loss) per Share
  Of Common Stock
  Outstanding           $   (0.0000)  $   (0.0000)   $   (0.0008)  $   (0.0001)
                        ============  ============   ============  ============

Weighted Average Number
  Of Common Shares
  Outstanding             7,828,748     7,828,748      7,828,748     7,828,748
                        ============  ============   ============  ============



The accompanying notes are an integral part of these financial statements.

SILVER BUTTE MINING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended May 31, 1998 and 1997


                                                  Nine Months Ended
                                             ______________________________
                                                May 31  ,         May 31,
                                                 1998              1997
                                             ____________      ____________



CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                   $    (6,339)      $      (752)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Increase (decrease) in payables             (3,640)            1,730
      Decrease (increase) prepaid expenses        (1,685)            2,240
      Decrease (increase) receivables                  1            (2,092)
                                             ____________      ____________
           Net cash provided by (used in)
             operating activities                (11,663)            1,126
                                             ____________      ____________

CASH FLOWS FROM INVESTING ACTIVITIES

      Increase in marketable securities          (71,383)              -
                                             ____________      ____________
           Net cash used in investing
              activities                         (71,383)              -
                                             ____________      ____________

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                     (83,046)            1,126

Cash and Cash Equivalents at Beginning
  of Period                                       89,297            86,090
                                             ____________      ____________

Cash and Cash Equivalents at End of Period   $     6,251       $    87,216
                                             ============      ============

Interest expense paid                        $       -         $       -
                                             ============      ============


Income taxes paid                            $       -         $       -
                                             ============      ============






The accompanying notes are an integral part of these financial statements.

SILVER BUTTE MINING COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1.  Presentation of Interim Information

The accompanying unaudited condensed financial statements have been prepared by Silver Butte Mining Company's management. In management's opinion, these condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of May 31, 1998, and the results of operations for the three and nine months ended May 31, 1998 and 1997, and cash flows for the nine months ended May 31, 1998 and 1997. Interim results are not necessarily indicative of results for a full year. The Company's sales of rock are seasonal in nature.

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

                               May 31, 1998


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

OVERVIEW


The Company's management determined in 1994 that the Company did not have the financial resources to continue to explore for commercial ore deposits after many years of unsuccessful efforts. The Company has performed some reclamation work on its mining properties since 1994, and is soliciting buyers for its remaining real estate and mining equipment. The Company is seeking out other business opportunities. Management is unaware of any such opportunities at this time, and will disclose such opportunities when and if they should arise.


RESULTS OF OPERATIONS


REVENUES.  The Company has had no meaningful sales activities in the last
21 months. The Company's interest income decreased by $1,174 to $84 for the third fiscal quarter ended May, 31, 1998, compared to the third quarter of fiscal 1997. This was the result of the Company investing a significant portion of its funds in money market equity securities during the second quarter of the fiscal year ended August 31, 1997. The Company realized $1,331 of dividend income from its money market accounts during the third quarter of fiscal 1998, compared to no dividend income for the third quarter of fiscal 1997.

The Company's interest income decreased from $3,607 to $1,030 during the three quarters ended May 31, 1998, compared to the three quarters ended May 31, 1997, for the reason discussed above. The dividend income for the first three quarters of fiscal 1998, exceeded the dividend income for the first three quarters of fiscal 1997 by $1,882 as explained above. The Company's rock sales decreased by $297 from the first three quarters of fiscal 1997, compared to the first three quarters of fiscal 1998.

                         SILVER BUTTE MINING COMPANY

                        Form 10-QSB QUARTERLY REPORT

                               May 31, 1998


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


EXPENSES. The Company's expenses were slightly less ($377) in the third quarter of the fiscal year ended May 31, 1998, than in the third quarter of fiscal 1997.

Wages and other compensation were significantly higher in the first nine months of fiscal 1998 when compared to the first nine months of fiscal 1997 because the Company renewed its SEC reporting. Other expenses for the nine months ended May 31, 1998, did not differ significantly from the nine months ended May 31, 1997.


FINANCIAL CONDITION

LIQUIDITY. Cash and cash equivalents decreased by $83,423 and marketable securities increased by $71,383 during the first nine months of the fiscal year 1998. The marketable securities are money market funds that allow the Company immediate access to funds when the Company needs additional cash. The Company has prepaid $500 in production royalties as a requirement for the renewal of its lease with the State of Idaho, and $879 of industrial insurance during the first nine months of the fiscal year ending August 31, 1998.

CAPITAL REQUIREMENTS. The Company has no plans that will require significant cash outlays during the foreseeable future other than normal operating costs. The Company will continue with it's efforts to sell or abandon a significant portion of its equipment and machinery. This will not have a material effect on the Company's financial condition because the machinery and equipment are fully depreciated, and the amount of cash that may be generated from such sales is not expected to be significant.

                         SILVER BUTTE MINING COMPANY

                        Form 10-QSB QUARTERLY REPORT

                               May 31, 1998


Part II                       OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (b)  Reports on Form 8-K

The Company reported on Form 8-K dated April 10, 1998, that the Company had received from the State of Idaho an executed ten year renewal of its mineral lease. The lease renewal is effective from January 1, 1998 through December 31, 2007. A copy of the lease was filed with the Form 8-K dated April 10, 1998, and is incorporated herein by reference.

****************************************************************************
                                  SIGNATURES
****************************************************************************

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SILVER BUTTE MINING COMPANY
(Registrant)


/s/  R. Richard Rice
_________________________             Date:  July 15, 1998
R. Richard Rice
Title:  President
(Principle Executive Officer and
Principle Accounting Officer)