Form 10QSB
period 1998-11-30
SILVER BUTTE MINING CO
filed 1999-01-15
CIK 90310

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

                                FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE COMMISSION ACT OF 1934

                    For the period ended November 30, 1998

                  Commission File Number:    001-05970

                         SILVER BUTTE MINING COMPANY
            (Exact name of registrant as specified in its charter)

                  IDAHO                            82-0263301
 (State or other jurisdiction of            (I.R.S. Employer
   Incorporation or organization)            Identification Number)


 520 Cedar Street, Sandpoint, ID                              83864
       (Address of Principal Executive Offices)             (Zip Code)

                               (208) 263-5154
          Registrant's telephone number, including area code


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    ( )            No (X)

The number of shares of Common Stock, $.05 par value, outstanding as of November 30, 1998, was 7,828,748.

DOCUMENTS INCORPORATED BY REFERENCE:  Form 8-K dated January 15, 1999

Transitional Small Business Disclosure Format (Check One):  Yes ( ) No (X)

















*****************************************************************************
Document page 1 of 8

                         SILVER BUTTE MINING COMPANY
                         FORM 10-QSB QUARTERLY REPORT
                              November 30, 1998


INDEX



                                                                     Page
                                                                     Number
Part I                   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

Item 1.  Condensed Financial Statements
         Balance Sheets, November 30 and August 31, 1998   . . . . .   3

         Income Statements for the three months ended
         November 30, 1998, and 1997 . . . . . . . . . . . . . . . .   4

         Cash Flow Statements for the three months ended
         November 30, 1998, and 1997 . . . . . . . . . . . . . . . .   5

Notes to Condensed Financial Statements  . . . . . . . . . . . . . .   6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . .   7-8


Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . .   8




























Document page 2 of 8

SILVER BUTTE MINING COMPANY
CONDENSED BALANCE SHEETS
November 30 and August 31, 1998

                                             November 30,        August 31,
                                                 1998              1998
                                             ____________      ____________

ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $       803       $       480
     Certificate of deposit for State lease        5,000             5,000
     Marketable securities                        69,235            70,336
     Accounts receivable                           1,333             1,091
     Prepaid expenses                                184               512
                                             ____________      ____________

         TOTAL CURRENT ASSETS                     76,555            77,419

PROPERTY, PLANT & EQUIPMENT
     Properties                                    3,000             3,000
     Equipment and machinery                      19,704            19,704
     Accumulated depreciation                    (19,704)          (19,704)
                                             ____________      ____________
                                                   3,000             3,000
                                             ____________      ____________

TOTAL ASSETS                                 $    79,555       $    80,419
                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                          $     5,146       $     2,660
                                             ____________      ____________

         TOTAL CURRENT LIABILITIES                 5,146             2,660
                                             ____________      ____________
SHAREHOLDERS' EQUITY

     Common stock, $.05 par value
       authorized 10,000,000 shares,
       issued and outstanding,
       7,828,748 shares                          391,437           391,437
     Additional paid-in capital                  392,953           392,953
     Accumulated deficit                        (709,981)         (706,631)

                                             ____________      ____________

         TOTAL SHAREHOLDERS' EQUITY               74,409            77,759
                                             ____________      ____________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    79,555       $    80,419
                                             ============      ============

The accompanying notes are an integral part of these financial statements.

Document page 3 of 8

SILVER BUTTE MINING COMPANY
CONDENSED INCOME STATEMENTS
For the Three Months Ended November 30, 1998 and 1997

                                                     Three Months Ended
                                                __________________________
                                                November 30,  November 30,
                                                    1998         1997
                                                ____________  ____________
REVENUE
  Dividend income                               $       899   $       -
  Interest income                                        72           850
  Rock sales                                            504           780
  Misc. other income                                     33            31
                                                ____________  ____________

       Total Revenues                                 1,508         1,661
                                                ____________  ____________


EXPENSES
  Wages and other compensation                        2,598         2,835
  Professional services                                 465         2,084
  Taxes and insurance                                   839           -
  Rent                                                  267           190
  Office expense                                        -             122
  Miscellaneous                                         689            98
                                                ____________  ____________

        Total Expenses                                4,858         5,329
                                                ____________  ____________

LOSS BEFORE INCOME TAXES                             (3,350)       (3,668)


INCOME TAXES                                            -             -
                                                ____________  ____________

NET LOSS                                        $    (3,350)  $    (3,668)
                                                ============  ============

Loss per Share of Common Stock
  Outstanding                                   $   (0.0004)  $   (0.0005)
                                                ============  ============

Weighted Average Number of Common Shares
Outstanding                                       7,828,748     7,828,748
                                                ============  ============








The accompanying notes are an integral part of these financial statements.

Document page 4 of 8

SILVER BUTTE MINING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
For the three Months Ended November 30, 1998 and 1997


                                                  Three Months Ended
                                             ______________________________
                                             November 30,      November 30
                                                 1998              1997
                                             ____________      ____________



CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                   $    (3,350)      $    (3,668)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Increase in payables                         2,486             1,441
      Decrease in prepaid expenses                   328               -
      Increase in receivables                       (242)             (779)
                                             ____________      ____________
           Net cash used in
             operating activities                   (778)           (3,006)
                                             ____________      ____________

CASH FLOWS FROM INVESTING ACTIVITIES

      Decrease (increase) in marketable
        securities                                 1,101           (75,031)
                                             ____________      ____________
           Net cash provided by (used in)
              investing activities                 1,101           (75,031)
                                             ____________      ____________

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                         323           (78,037)

Cash and Cash Equivalents at Beginning
  of Period                                          480            84,297
                                             ____________      ____________

Cash and Cash Equivalents at End of Period   $       803       $     6,260
                                             ============      ============

Interest expense paid                        $       -         $       -
                                             ============      ============


Income taxes paid                            $       -         $       -
                                             ============      ============





The accompanying notes are an integral part of these financial statements.

Document page 5 of 8

                         SILVER BUTTE MINING COMPANY
                         FORM 10-QSB QUARTERLY REPORT
                              November 30, 1998

*****************************************************************************
NOTES TO FINANCIAL STATEMENTS

Note 1.  Presentation of Interim Information

     The accompanying unaudited condensed financial statements have been prepared by Silver Butte Mining Company's management. In management's opinion, these condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 1998, and the results of operations for the three months ended November 30, 1998 and 1997, and cash flows for the three months ended November 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

     The condensed financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information that is included in the Company's annual financial statements.

Note 2.  Company Business

     The Company was incorporated under the laws of the State of Idaho on January 19, 1965, and was in the exploratory mining stage from its inception until it decided to abandon its status as a development stage enterprise by ceasing all exploration activities in 1994. The company's exploration efforts developed no commercial ore deposits, and all capitalized mining costs were written off. The Company continues to search for business opportunities in the mining industry, and will also investigate opportunities in other industries. The Company's meager financial resources severely limit its ability to carry out the type of exploration activity that it performed in past years, and the Company's management considers it unlikely that the Company will obtain additional funding with which to undertake such exploration.

Note 3.  Commitments and Contingencies

     The Company sold a seven acre parcel of land in the fiscal year ended August 31, 1996 that contained mine waste rock and mill tailings. The Company's management estimates there is a remote possibility that this property may require some cleanup, and an even more remote possibility that the Company may be required to participate in the cost of such a cleanup, which the Company estimates would be less than $10,000.















Document page 6 of 8

                         SILVER BUTTE MINING COMPANY
                         FORM 10-QSB QUARTERLY REPORT
                              November 30, 1998

*****************************************************************************

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

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

Overview

     The Company's management determined in 1994 that the Company did not have the financial resources to continue to explore for a commercial ore deposit after many years of unsuccessful efforts. The Company has performed some reclamation work on its mining properties since 1994, and is soliciting buyers for its remaining real estate and mining equipment. The Company is seeking out other business opportunities. Management is unaware of any such opportunities at this time and will disclose such opportunities when and if they should arise.

Results of Operations

     Revenues. The Company's interest income decreased by $778, and the Company's dividend income increased by $899 for the quarter ended November 30, 1998, compared to the same period ended November 30, 1997. This was the result of management's decision to invest a significant portion of the Company's funds in money market equity securities.

     Expenses. Professional services were lower in the three months ended November 1998, when compared to the same period for 1997, because management required fewer services from outside consultants. Taxes and insurance were higher in the first fiscal quarter of 1998, than the first quarter of 1997, because of the additional costs of workers compensation insurance and payroll taxes. Miscellaneous expenses, which include supplies used in connection with the reclamation of the State lease, were higher in the first quarter of 1998, than the first quarter of 1997, because of the Company's efforts to complete the reclamation work by the end of calendar year 1998.

Financial Position. There was an increase in accounts payable of $2,486 during the fiscal quarter ended November 30, 1998 when compared to the balance at the end of the previous quarter. This was primarily the result of accrued expenses in connection with the reclamation work that were paid following the end of the quarter. There were no other remarkable changes in financial position during the first quarter.

     The Company will continue to sell marketable securities during the balance of the fiscal year to provide cash for operating expenses.






Document page 7 of 8

                         SILVER BUTTE MINING COMPANY
                         FORM 10-QSB QUARTERLY REPORT
                              November 30, 1998
****************************************************************************

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION (Continued)

     Cash Flows. Cash and cash equivalents increased very little ($323) during the three months ended November 30, 1998. The net loss from operations was funded in part by an increase in payables and a decrease in prepaid expenses. Other cash was provided by a decrease in marketable securities of $1,101. The Company has no plans for capital expenditures that will require significant amounts of cash.

     Cash and cash equivalents decreased by $75,031 during the three months ended November 30, 1997, as a result of investing in money market equity securities during the period.

****************************************************************************
                                  SIGNATURES
****************************************************************************

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SILVER BUTTE MINING COMPANY
(Registrant)


/s/  R. Richard Rice
_________________________             Date:  January 15, 1998
R. Richard Rice
Title:  President
(Principle Executive Officer and
Principle Accounting Officer)




















Document page 8 of 8