Form 10KSB
period 1998-08-31
SILVER BUTTE MINING CO
filed 1999-01-20
CIK 90310

NOTE:  FORMAT GUIDE FOR PRINTING READABLE HARD COPY

       PAGE LENGTH: 63 LINES
       PROBABLE MARGINS: 0.5" AT TOP AND BOTTOM, 1.0" AT RIGHT AND LEFT
       FONT: COURIER NEW, 10PT

       LINE ONE BEGINS AT "START"








(This space intentionally left blank)

START**************************************************************************

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES  EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 1998

                      Commission file number 001-05970

                         Silver Butte Mining Company
                 (Name of small business issuer in its charter)

          Idaho                                        82-0263301
(State or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                                Number)

   520 Cedar Street, Sandpoint, ID                               83864
(Address of principal executive offices)                         (Zip Code)

                 Issuer's telephone number:  (208) 263-5154

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class:               Name of each exchange on which
                                        registered
Common stock, $.05 per share                    None *

*The shares of the issuer are quoted by the Spokane Quotation Bureau.

Securities registered under section 12(g) of the Exchange Act:  None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90
days.  Yes   ( )  No    (X)

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   ( )

State issuer's revenues for its most recent fiscal year:  $4,839

     The aggregate market value of voting stock held by nonaffiliates computed by reference to the average bid and asked prices as of December 31, 1998, was $192,682.

     The number of shares of Common Stock, $.05 par value, outstanding as of December 31, 1998, was 7,828,748.

DOCUMENTS INCORPORATED BY REFERENCE:  Form 8-K dated January 15, 1999

This Form 10-KSB consists of 19 pages.  The Table of Contents is listed on page
2.
*******************************************************************************



                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1998
*******************************************************************************


TABLE OF CONTENTS

                                                                  Page No.
PART I


Item 1.  Description of Business          . . . . . . . . . . . . .  3
Item 2.  Description of Property          . . . . . . . . . . . . .  4
Item 3.  Legal Proceedings                . . . . . . . . . . . . .  4
Item 4.  Submission of Matters to a Vote of Security Holders  . . .  4

PART II

Item 5.  Market for Common Equity and
         Related Stockholders Matters      . . . . . . . . . . . . .  5
Item 6.  Management's Discussion and Analysis or
         Plan of Operations                . . . . . . . . . . . . .  5-6
Item 7.  Financial Statements              . . . . . . . . . . . . .  7
Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure . . . . . . . . . . . .  7

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance With Section 16(a) of the Exchange Act . . . . .  8-9
Item 10  Executive Compensation              . . . . . . . . . . . .  9
Item 11  Security Ownership of Certain Beneficial Owners and
         Management                          . . . . . . . . . . . .  10
Item 12  Certain Relationships and Related Transactions  . . . . . .  10
Item 13  Exhibits and Reports on Form 8-K    . . . . . . . . . . . .  10

Signature Page                               . . . . . . . . . . . .  11

Financial Statements                         . . . . . . . . . . . .  F1-F8

















Document page 2 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1998
*******************************************************************************

PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

(a) The issuer was incorporated under the laws of the State of Idaho on January 19, 1965, and was a mining company in the exploration stage from its inception until it decided to abandon its status as a development stage enterprise by ceasing all exploration activities in 1994. The issuer was previously engaged in exploring for non-ferrous and precious metals, principally silver and lead. However, the issuer was unable to develop any commercial ore deposits, following many years of extensive exploration through geologic sampling and mapping, core drilling, and tunneling. The properties of the issuer are located in Bonner County, Idaho. See Item 2 of this report for a further description of the issuer's properties.

     The issuer's meager financial resources severely limit its ability to carry out the type of exploration activity that it performed in past years, and management considers it unlikely that the company will obtain additional funding with which to undertake such exploration.

(b) (1) The issuer does not produce any significant product, nor does it provide any significant service.
     (2) There are no distribution requirements, because there are no products or services.
     (3)  There have been no publicly announced new products or services.
     (4) There is no competition to the issuer in maintenance of its properties.
     (5)  The issuer does not make significant use of raw materials.
     (6)  The issuer does not have any significant customers.
     (7) The issuer does not have any patents, trademarks, licenses, franchises, concessions, or labor contracts. The issuer has a mineral lease with the State of Idaho that requires minimum royalty prepayments of $500 per year, and production royalties of 5% of net smelter returns on metalliferous minerals, and $.50 per cubic yard of waste rock.
     (8) The issuer would need government approval to reactivate any future exploration programs, however the issuer has no plans of engaging in future exploration.
     (9) Government regulations have not had a significant effect on the issuer's business.
     (10) The issuer has not engaged in research and development activities in the past two fiscal years.
     (11) There have been no material effects on or costs to the issuer's business as a result of complying with government regulations protecting the environment. The issuer has a $5,000 certificate of deposit in favor of the State of Idaho that serves as a bond to assure that the leased property will be returned to the State in satisfactory condition.
     (12) The issuer had two employees during the year who worked part time.






Document page 3 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1998
*******************************************************************************

ITEM 2.  DESCRIPTION OF PROPERTY.

The registrant holds the following mining properties.

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

     3. Mineral lease number 4004 with the State of Idaho dated January 1, 1998, on the East 1650 feet of Section 36, Township 56 North, Range 1 West Boise Meridian, Bonner County, Idaho, comprises about 200 acres. This lease provides for annual minimum rent of $200 per year, and minimum prepaid royalties of $500 per year during the first five years, and $1,000 during the next five years. Production royalties rates are 5% of net smelter returns on the value of metalliferous ore produced, and $.50 per cubic yard of waste rock removed. The lease expires on December 31, 2007, is renewable, and may be surrendered at the Company's option.

     There are no known commercial ore deposits on any of the properties.

ITEM 3.  LEGAL PROCEEDINGS.

There are no legal proceedings pending.

ITEM 4. SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS.

None























Document page 4 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1998
*******************************************************************************

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

                           Fiscal Year End 8/31/98       Fiscal Year End 8/31/97
                                 High           Low          High          Low
                                 -----         -----         -----         -----
First Quarter Ending 11/30       $.01          $.01          $.01          $.01
Second Quarter Ending 2/28       $.01          $.01          $.01          $.01
Third Quarter Ending 5/31        $.01          $.01          $.01          $.01
Fourth Quarter Ending 8/31       $.01          $.01          $.01          $.01

     (b) As of August 31, 1998, there were approximately 1,600 holders of record of the issuer's Common Stock.
     (c) The issuer has never paid cash dividends, and has no plans of paying dividends in the foreseeable future. There are no restrictions on the issuer's ability to pay dividends.

     The issuer has sold no securities within the last three years.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

(a)  Does not apply.
(b)  Managements Discussion and Analysis of Financial Condition and Results of
     Operations:

Revenues
     The issuer has no material revenue from operations. The most significant sources of revenue of the issuer are interest from funds deposited in interest bearing accounts, dividends from equity securities, and waste rock sales. In 1998 the issuer's interest earned decreased to $1,103 from $4,767 in 1997. The decrease resulted from a lower level of funds in interest bearing accounts in 1998 as a result of the issuer investing a significant portion of cash in equity money market accounts. This also resulted in $2,836 in dividend income during 1998. The issuer's interest and dividend income are determined by market interest rates and the types of interest bearing accounts or instruments in which the funds are invested. The issuer expects that its income will decrease in future years because there will be a decreasing level of funds invested in interest or dividend bearing accounts.









Document page 5 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1998
*******************************************************************************

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
        (Continued)

Expenses
     The issuer's expenses are incurred for the maintenance and reclamation of the issuer's mining properties, including leased property, and for administrative expenses of the issuer. The issuer's expenses increased to $12,559 in 1998 compared to $9,950 in 1997. The primary reasons for the increase were higher compensation as a result of the resumption of reporting activities by the issuer, and higher royalty costs of the issuer's leased property.

Financial Position
     Cash and cash equivalents decreased from $84,297 on August 31, 1997 to $480 at August 31, 1998. This was primarily caused by management's decision to invest in equity securities in 1998. A decrease in payables and an increase in prepaid expenses during 1998 also contributed to the decrease in cash and cash equivalents. The issuer does not have any commitments or plans for capital expenditures that will require significant amounts of cash. Inflation does not have a material impact on the issuer's financial results.

Cash Flows
     In 1998 the issuer used more cash for operating activities than it received from revenues by $13,481. This was the result of lower revenues and higher expenses in 1998 as discussed above, and a reduction in payables during 1998. In 1997 the issuer received more cash than it expended by $3,207, due to the deferring of expense payments. The issuer expects that its future cash required by operating activities will continue to exceed the cash that the issuer receives from revenues.


























Document page 6 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1998
*******************************************************************************

ITEM 7.  FINANCIAL STATEMENTS.

     The issuer meets the requirements of an "Inactive Registrant" according to Section 210.3-11 of Regulation S-X. Those requirements, which describe the issuer for the fiscal year ended August 31, 1998, are as follows:
     (a) Gross receipts from all sources for the fiscal year are not in excess of $100,000;
     (b) The registrant has not purchased or sold any of its own stock, granted options therefor, or levied assessments upon outstanding stock;
     (c) Expenditures for all purposes for the fiscal year are not in excess of $100,000;
     (d) No material change in the business has occurred during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights, or leases; and
     (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

     The issuer's financial statements have been prepared by management in accordance with generally accepted accounting principles, and they are unaudited.

The financial statements are appended as pages F1 through F8 following page 11.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

     The issuer's last audit of financial statements was performed for the fiscal year ended August 31, 1990. The issuer terminated audits of its financial statements following that year because the costs of the annual audits were seriously impairing the company's limited financial resources.






















Document page 7 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1998
*******************************************************************************

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     (a)  Identification of Directors and Officers:

Name and                 Years       Terms     Background      Shares of Common
Positions Held     Age   Served      Expire    Past 5 Years    Stock Owned
------------------ ---   ------      --------  --------------  ----------------
R. Richard Rice     54                         Accountant            29,000
  President                9         5/1/99
  and Director            17         5/1/99

Robert J. Evans     74                         Retired miner          8,000
Secretary/Treasurer         9        5/1/99
  and Director             17        5/1/99

Marvin W. Farmer    68                         Retired educator       7,000
Vice President             16        5/1/99
  and Director             21        5/1/99

Joseph Zinger       59                         Asst. Superintendent   1,000
Director                    6        5/1/99

Terry McConnaughey  63                         Ret. Law Enforcement  56,457
Director                    2        5/1/99

Wayne Hohman        59                         Retired educator      20,000
Director                    2        5/1/99

     (b)  There are no other significant employees of the issuer.
     (c)  There are no family relationships among the directors.
     (d) There has been no involvement by the directors in any legal proceedings during the past 5 years involving:
          (1)  Bankruptcy;
          (2)  Conviction in a criminal proceedings;
          (3) An order, judgment, or decree, limiting his involvement in any type of business, securities or commodities law;
          (4)  Violation of a federal or state securities or commodities law.














Document page 8 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1998
*******************************************************************************

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. (continued)

Compliance with Section 16(a) of the Exchange Act.

     Officers, Directors, and beneficial owners of 10% or more of the issuer's Common Stock that failed to file on a timely basis the reports required by section 16(a) of the Exchange Act based on a review of Forms 3, 4, and 5:

None

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth, for the fiscal years ended August 31, 1998, 1997, and 1996, compensation paid by the issuer to the President, and Secretary/Treasurer and paid by Iron Mask Mining Company to the Secretary/Treasurer for work performed for the benefit of the issuer. The issuer reimbursed Iron Mask Mining Company for its payments on the issuer's behalf in 1997 and 1996. These are the only officers that received compensation in any of these years. The issuer has provided no stock options, warrants, or stock appreciation rights. There are no other employment contracts or incentive pay agreements with the officers, who are paid on an hourly basis for work performed according to the terms and rates approved by the Board of Directors.

                                          Long Term
                    Annual Compensation   Compensation
Name and            -------------------   ---------------------  All Other
Principal Position  Year     Salary       Bonus         Awards   Compensation
------------------  ------   ----------   ----------   --------  -------------
R. Richard Rice     1998     $4,970          0             0           0
  President         1997      2,210          0             0           0
                    1996          0          0             0           0

Robert J. Evans     1998     $  825          0             0           0
  Secretary/        1997      1,350          0             0           0
  Treasurer         1996      2,445          0             0           0

     Compensation of Directors: Each director receives $30 for each Board of Directors or committee meeting that the director attends.














Document page 9 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1998
*******************************************************************************

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Security ownership of certain beneficial owners: No person of record is known to own more than 5% of the registrant's Common Stock.

     (b)  Security ownership of management:

                   Name and address        Amount and Nature          Percent
Title of Class     of Beneficial Owner     of Beneficial Ownership    of Class
-----------------  ----------------------  -------------------------  ---------
Common Stock        R. Richard Rice                  29,000             0.37%
                    1314 J Street, Apt. B
                    Eureka, CA  95501

Common Stock        Robert J. Evans                   8,000             0.10%
                    P.O. Box 178
                    Ponderay, ID  83852

Common Stock        Directors and                   121,457             1.55%
                    Executive Officers
                    as a Group

     (c) There are no contractual arrangements known to issuer that may result in a change in control of issuer.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits and index of exhibits:

          None

     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended August 31, 1998.
















Document page 10 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1998
*******************************************************************************
                                    SIGNATURES
*******************************************************************************

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE MINING COMPANY
(Registrant)

By: /s/ R. Richard Rice               Date:     January 15, 1999
---------------------------------          ---------------------------
R. Richard Rice
Title:  President

     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                              Date
-----------------------  ---------------------------------  ----------------
/s/ R. Richard Rice      President (Principal Executive     January 15, 1999
R. Richard Rice             and Accounting Officer)
                            and Director

/s/Robert J. Evans       Secretary/Treasurer (Principal     January 15, 1999
Robert J. Evans             Financial Officer)
                            and Director

/s/Marvin W. Farmer       Vice President                    January 15, 1999
Marvin W. Farmer            and Director

/s/Joseph Zinger          Director                          January 15, 1999
Joseph Zinger

/s/Terry McConnaughey     Director                          January 15, 1999
 Terry McConnaughey

                          Director                          January 15, 1999
Wayne Hohman
















Document page 11 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1998
*******************************************************************************

INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                     Number
                                                                     ------
Balance Sheets, August 31, 1998, and 1997 . . . . . . . . . . . . . .  F2

Income Statements for the years ended August 31, 1998, and 1997 . . .  F3

Cash Flow Statements for the years ended August 31, 1998, and 1997  .  F4

Statements of Changes in Stockholders' Equity for the years ended
     August 31, 1998, and 1997  . . . . . . . . . . . . . . . . . . .  F5

Notes to Financial Statements   . . . . . . . . . . . . . . . . . . .  F6 - F8




































                                                F1

Document page 12 of 19

SILVER BUTTE MINING COMPANY
BALANCE SHEETS
August 31, 1998, and 1997

                                                         1998          1997
                                                     -----------   ------------
                                      ASSETS
CURRENT ASSETS
     Cash and cash equivalents                       $      480    $    84,297
     Certificate of deposit for State lease               5,000          5,000
     Marketable securities                               70,336             --
     Accounts receivable                                  1,091          1,092
     Prepaid expenses                                       512             --
                                                     -----------   ------------
          TOTAL CURRENT ASSETS                           77,419         90,389

PROPERTY, PLANT & EQUIPMENT
     Properties                                           3,000          3,000
     Equipment and machinery                             19,704         19,704
     Accumulated depreciation                           (19,704)       (19,704)
                                                     -----------    -----------
                                                          3,000          3,000
                                                     -----------    -----------
          TOTAL ASSETS                               $   80,419     $   93,389
                                                     ===========    ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                $    2,660     $    7,910
                                                     -----------    -----------
          TOTAL CURRENT LIABILITIES                       2,660          7,910

SHAREHOLDERS' EQUITY
     Capital stock, $.05 par value
        per share, authorized 10,000,000
        shares, issued and outstanding
        7,828,748 shares                                391,437        391,437
     Additional paid-in capital                         392,953        392,953
     Accumulated deficit                               (706,631)      (698,911)
                                                     -----------    -----------
           TOTAL SHAREHOLDERS' EQUITY                    77,759         85,479
                                                     -----------    -----------
           TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                 $   80,419     $   93,389
                                                     ===========    ===========









The accompanying notes are an integral part of these financial statements.

                                         F2
Document page 13 of 19

SILVER BUTTE MINING COMPANY
INCOME STATEMENTS
For the Years Ended August 31, 1998, and 1997


                                                         1998          1997
                                                     -----------   ------------
REVENUES
     Interest income                                 $    1,103    $     4,767
     Dividend income                                      2,836             --
     Sale of rock                                           900          1,137
     Miscellaneous other income                              --            339
                                                     -----------    -----------
          Total revenue                                   4,839          6,243
                                                     -----------    -----------

EXPENSES
     Wages and other compensation                         6,335          3,949
     Professional services                                2,860          3,860
     Taxes and insurance                                  1,500            613
     Rent                                                   723            200
     Office expense                                         644            546
     Miscellaneous                                          497            780
                                                     -----------    -----------
          Total expenses                                 12,559          9,950
                                                     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                        (7,720)        (3,707)

INCOME TAXES                                                 --             --
                                                     -----------    -----------

NET INCOME (LOSS)                                    $   (7,720)    $   (3,707)
                                                     ===========    ===========
Income (Loss) per Share of Common Stock
     Outstanding                                      $ (0.0010)    $  (0.0005)
                                                     ===========    ===========

Weighted Average Number of Common Shares
     Outstanding                                      7,828,748      7,828,748
                                                     ===========    ===========














The accompanying notes are an integral part of these financial statements.

                                          F3
Document page 14 of 19

SILVER BUTTE MINING COMPANY
STATEMENT OF CASH FLOWS
For the Years Ended August 31, 1998, and 1997


                                                         1998          1997
                                                     -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                        $   (7,720)   $    (3,707)
     Adjustments to reconcile net income to net
        cash provided by (used in) operating
        activities:
           Increase (decrease) in payables               (5,250)         5,670
           Decrease (increase) in prepaid expenses         (512)         2,240
           Decrease (increase) in receivables                 1           (996)
                                                     -----------   ------------
                Net cash provided by (used in)
                   operating activities                 (13,481)         3,207
                                                     -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash invested in marketable securities             (75,000)            --
     Dividends received and reinvested in
          marketable securities                          (2,836)            --
     Marketable securities redeemed                       7,500             --
                                                     -----------   ------------
                Net cash used in
                   investing activities                 (70,336)            --
                                                     -----------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                          (83,817)         3,207

Cash and Cash Equivalents at Beginning of Year           84,297         81,090
                                                     -----------   ------------

Cash and Cash Equivalents at End of Year             $      480    $    84,297
                                                     ===========    ===========


















The accompanying notes are an integral part of these financial statements.

                                          F4
Document page 15 of 19

SILVER BUTTE MINING COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended August 31, 1998, and 1997


                       Common Stock
                 ------------------------   Additional    Accum-
                   Number        Par        Paid-in       ulated
                   Of Shares     Value      Capital       Deficit       Total
                 -----------  -----------  -----------  -----------  -----------

Balances,
August 31, 1996    7,828,748  $  391,437   $  392,953   $ (695,204)  $   89,186

Net Loss                  --          --           --       (3,707)      (3,707)
                 -----------  -----------  -----------  -----------  -----------
Balances,
August 31, 1997    7,828,748     391,437      392,953     (698,911)      85,479

Net Loss                  --          --           --       (7,720)      (7,720)
                 -----------  -----------  -----------  -----------  -----------
Balances,
August 31, 1998    7,828,748  $  391,437   $  392,953   $ (706,631)  $   77,759
                 ===========  ===========  ===========  ===========  ===========































The accompanying notes are an integral part of these financial statements.

                                          F5
Document page 16 of 19

SILVER BUTTE MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
August 31, 1998, and 1997
*******************************************************************************

Note 1.  COMPANY BUSINESS

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

Note 2.  ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.


     The significant accounting principles and practices of the Company are as follows:

     a. The financial statements are prepared on the accrual basis of accounting.
     b.  Properties, equipment, and machinery are stated at cost.
     c. Depreciation of machinery and equipment was computed using straight line and accelerated methods of depreciation.
     d. The Company considers cash equivalents to be highly liquid investments with an original maturity of three months or less.
     e.  Accounting for income taxes is discussed in Note 5.
     f. Earnings per share are computed using the weighted average number of shares outstanding.

















                                           F6

Document page 17 of 19

SILVER BUTTE MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
August 31, 1998, and 1997
*******************************************************************************

Note 3.  MARKETABLE SECURITIES

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

Note 4.  PROPERTIES

     The Company owns mining properties consisting of the mineral rights to eleven patented mining claims covering approximately 165 acres and one acre of deeded land near Mirror Lake in Bonner County, Idaho. The Company is also the lessee of a parcel of State of Idaho land which is more fully described in Note 4.

     On July 31, 1996, the Company sold the approximately seven acre Roof Tunnel Claim for $61,500 and recorded a gain of $39,372.

     The book values of the Company's properties owned are:

        Mineral rights to eleven patented mining claims         $1,100
        One acre of deeded land near Mirror Lake                 1,900
                                                                ------
                    Total book value                            $3,000
                                                                ======

Note 5.     MINERAL LEASE

          The Company holds a mineral lease from the State of Idaho on approximately 200 acres of land in Bonner County, Idaho. The lease is dated January 1,1998, has a 10 year life that expires on December 31, 2007, and is renewable at the Company's option for another 10 years. The Company may surrender the lease by providing the Idaho Department of Lands a written notice 30 days prior to its intended surrender date. The minimum annual rent is $200 per year. The Company is also required to prepay a minimum royalty of $500 per year for the first five years of the lease, and $1,000 per year for the second five years of the lease. The total minimum rent commitment over the next five years is $3,500 if the Company does not surrender the lease prior to the fifth year. The lease's production royalty rates are 5% of net smelter returns for metalliferous minerals, and $.50 per cubic yard of waste rock. Production from the lease has been limited to small amounts of waste rock. The Company has provided a $5,000 certificate of deposit in favor of the State in lieu of a conditional bond to assure the Company's compliance to the terms of the lease.


                                      F7

Document page 18 of 19

SILVER BUTTE MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
August 31, 1998, and 1997
*******************************************************************************

Note 6.  INCOME TAXES

     The Company had at August 31, 1998, $295,941 of net operating loss carryovers for Federal income tax purposes that expire on August 31 of the years shown below:

          2001         2,299               2008            $269,988
          2002         3,786               2009               2,989
          2003         2,922               2012               3,646
          2006         1,892               2013               7,657
          2007         762                                 --------
                                        Totals             $295,941
                                                           ========

     The Company accounts for income taxes in accordance with FAS No. 109. This statement establishes the criteria to be used for recognizing deferred tax assets and deferred tax liabilities. These assets and liabilities result from temporary differences between tax expense or benefit calculated for tax reporting purposes and the tax expense or benefit calculated for financial reporting purposes. The Company has no deferred tax liabilities. A deferred tax asset for the remaining net operating loss carryovers is fully reserved because management does not believe that it is more likely than not that the carryovers will be utilized, and because it is uncertain if the Company will realize any future taxable income.

Note 7.  COMMITMENTS AND CONTINGENCIES

     The Company sold a seven acre parcel of land in the fiscal year ended August 31, 1996, that contained mine waste rock and mill tailings. The Company believes there is a remote possibility that this property may require some cleanup, and an even more remote possibility that the Company may be required to participate in the cost of such a cleanup, which the Company estimates would be less than $10,000.
















                                            F8

Document page 19 of 19