Form 10QSB
period 1999-02-28
SILVER BUTTE MINING CO
filed 1999-04-14
CIK 90310

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

            For the quarterly period ended February 28, 1999

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

                 Yes    ( )            No (X)


The number of shares of Common Stock, $.05 par value, outstanding as of February 28, 1999, was 7,828,748.




DOCUMENTS INCORPORATED BY REFERENCE:  Form 8-K filed January 15, 1999

Transitional Small Business Disclosure Format (Check One):  Yes ( ) No (X)













*****************************************************************************
Document page 1 of 8

                         SILVER BUTTE MINING COMPANY
                         FORM 10-QSB QUARTERLY REPORT
                              February 28, 1999


INDEX



                                                                     Page
                                                                     Number
Part I                   FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements
         Condensed Balance Sheets, February 28, 1999, and
         August 31, 1998.                                               3

         Condensed Income Statements for the three months and
         six months ended February 28, 1999, and 1998                   4

         Condensed Statements of Cash Flows for the six months ended
         February 28, 1999, and 1998                                    5

Notes to Condensed Financial Statements                                 6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                7-8


Signature Page                                                          8




























Document page 2 of 8

SILVER BUTTE MINING COMPANY
CONDENSED BALANCE SHEETS
February 28, 1999 and August 31, 1998

                                             February 28,        August 31,
                                                 1999              1998
                                             ____________      ____________

ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $     1,961       $       480
     Certificate of deposit for State lease        5,000             5,000
     Marketable securities                        82,942            70,336
     Accounts receivable                             828             1,091
     Prepaid expenses                                843               512
                                             ____________      ____________

         TOTAL CURRENT ASSETS                     71,574            77,419

PROPERTY, PLANT & EQUIPMENT
     Properties                                    3,000             3,000
     Equipment and machinery                      19,704            19,704
     Accumulated depreciation                    (19,704)          (19,704)
                                             ____________      ____________
                                                   3,000             3,000
                                             ____________      ____________

TOTAL ASSETS                                 $    74,574       $    80,419
                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                          $     2,619       $     2,660
                                             ____________      ____________

         TOTAL CURRENT LIABILITIES                 2,619             2,660
                                             ____________      ____________
SHAREHOLDERS' EQUITY

     Common stock, $.05 par value
       authorized 10,000,000 shares,
       issued and outstanding,
       7,828,748 shares                          391,437           391,437
     Additional paid-in capital                  392,953           392,953
     Accumulated deficit                        (712,435)         (706,631)

                                             ____________      ____________

         TOTAL SHAREHOLDERS' EQUITY               71,955            77,759
                                             ____________      ____________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    74,574       $    80,419
                                             ============      ============

The accompanying notes are an integral part of these financial statements.

Document page 3 of 8

SILVER BUTTE MINING COMPANY
CONDENSED INCOME STATEMENTS
For the Three and Six Months Ended February 28, 1998 and 1997

                             Three Months Ended          Six Months Ended
                        __________________________   __________________________
                        February 28,  February 28,   February 28,  February 28,
                            1999         1998            1999          1998
                        ____________  ____________   ____________  ____________
REVENUES
  Dividend income       $       707   $       522    $     1,606   $       522
  Interest income                87            95            159           945
  Rock sales                    -             -              504           780
  Misc. other income             14           (31)            47           -
                        ____________  ____________   ____________  ____________

       Total Revenues           808           616          2,316         2,277
                        ____________  ____________   ____________  ____________


EXPENSES
  Wages and other
    Compensation              2,130         1,875          4,727         4,710
  Professional
    Services                    505           320            970         2,404
  Rent & royalties              204           200            471           390
  Office expense                155           227            155           349
  Taxes and
    Insurance                   204           680          1,044           680
  Miscellaneous                  65           231            754           329
                        ____________  ____________   ____________  ____________

        Total Expenses        3,263         3,533          8,121         8,862
                        ____________  ____________   ____________  ____________

INCOME (LOSS) BEFORE         (2,455)       (2,917)        (5,805)       (6,585)
  INCOME TAXES

INCOME TAXES                    -             -              -             -
                        ____________  ____________   ____________  ____________

NET INCOME (LOSS)       $    (2,455)  $    (2,917)    $   (5,805)  $    (6,585)
                        ============  ============   ============  ============

Income (Loss) per Share
  Of Common Stock
  Outstanding           $   (0.0003)  $   (0.0004)   $   (0.0007)  $   (0.0008)
                        ============  ============   ============  ============

Weighted Average Number
  Of Common Shares
  Outstanding             7,828,748     7,828,748      7,828,748     7,828,748
                        ============  ============   ============  ============



The accompanying notes are an integral part of these financial statements.

SILVER BUTTE MINING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended February 28, 1999 and 1998


                                                    Six Months Ended
                                             ______________________________
                                             February  28,     February 28,
                                                 1999              1998
                                             ____________      ____________



CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                   $    (5,805)      $    (6,585)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Decrease in payables                           (41)           (1,440)
      Increase in prepaid expenses                  (331)           (1,379)
      Decrease in receivables                        263                 6
                                             ____________      ____________
           Net cash used in
             operating activities                 (5,914)           (9,398)
                                             ____________      ____________

CASH FLOWS FROM INVESTING ACTIVITIES

      Decrease (increase) in marketable
        securities                                 7,395           (73,552)
                                             ____________      ____________
           Net cash provided by (used in)
              investing activities                 7,395           (73,552)
                                             ____________      ____________

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                       1,481           (82,950)

Cash and Cash Equivalents at Beginning
  of Period                                          480            89,297
                                             ____________      ____________

Cash and Cash Equivalents at End of Period   $     1,961       $     6,347
                                             ============      ============

Interest expense paid                        $       -         $       -
                                             ============      ============


Income taxes paid                            $       -         $       -
                                             ============      ============





The accompanying notes are an integral part of these financial statements.

Document page 5 of 8

SILVER  BUTTE  MINING  COMPANY

NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
February  28,  1999

Note  1.     Presentation  of  Interim  Information

     The accompanying unaudited condensed financial statements have been prepared by Silver Butte Mining Company's management. In management's opinion, these condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of February 28, 1999, and the results of operations for the three and six months ended February 28, 1999 and 1998, and cash flows for the six months ended February 28, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

The condensed financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information that is included in the Company's annual financial statements.

Note  2.     Company  Business

     The Company was incorporated under the laws of the State of Idaho on January 19, 1965, and was in the exploratory mining stage from its inception until it abandoned its status as a development stage enterprise by ceasing all exploration activities in 1994. The company's exploration efforts developed no commercial ore deposits, and all capitalized mining costs were written off. The Company continues to search for business opportunities in the mining industry, and will also investigate opportunities in other industries. The Company's meager financial resources severely limit its ability to carry out the type of exploration activity that it performed in past years, and the Company's management considers it unlikely that the Company will obtain additional funding with which to undertake such exploration.

Note  3.     Commitments  and  Contingencies

     The Company sold a seven acre parcel of land in the fiscal year ended August 31, 1996 that contained mine waste rock and mill tailings. The Company believes there is a remote possibility that this property may require some cleanup, and an even more remote possibility that the Company may be required to participate in the cost of such a cleanup, which the Company's management estimates would be less than $10,000.




















Document page 6 of 8

                         SILVER BUTTE MINING COMPANY
                         FORM 10-QSB QUARTERLY REPORT
                              February 28, 1999

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

Results  of  Operations

     Revenues. The Company's interest income decreased slightly, and the Company's dividend income increased slightly for the quarter ended February 28, 1999, compared to the same period ended February 28, 1998. Interest income decreased significantly and dividend increased significantly for the six months ended February 28, 1999, compared to the same period ended February 28, 1998. This was the result of management's decision to invest a significant portion of the Company's funds in money market equity securities during the second quarter ended February 28, 1998. There were no rock sales during the second quarters ended February 28, 1999 or 1998, because of the seasonal nature of such sales.

     Expenses. Professional services were lower in the six months ended February 28, 1999, when compared to the same period for 1998, because management required fewer services from outside consultants. Taxes and insurance were higher in the first six months of 1999, than the first six months of 1998, because of the additional costs of workers compensation insurance and payroll taxes. Miscellaneous expenses, which include supplies used in connection with the reclamation of the State lease, were higher in the first six months of 1999, than the first six months of 1998, because of the Company's efforts to complete the reclamation work by the end of calendar year 1998.

Financial Position. There was a decrease in marketable securities of $7,394 at February 28, 1999, when compared to the balance at August 31, 1998, the previous fiscal year end. Securities were sold to provide funds for administrative and reclamation expenses, and to increase the cash balance at February 28, 1999. There were no other remarkable changes in financial position during the first quarter.

     The Company may continue to sell marketable securities, if necessary, during the balance of the fiscal year to provide cash for operating expenses.

Cash Flows. Cash and cash equivalents increased $1,481 during the three months ended February 28, 1999. The net loss from operations was funded by the sale of marketable securities as discussed above. The Company has no plans for capital expenditures that will require significant amounts of cash.

Document page 7 of 8

                           SILVER BUTTE MINING COMPANY
                           FORM 10-QSB QUARTERLY REPORT
                                February 28, 1999

     Cash and cash equivalents decreased by $73,552 during the six months ended February 28, 1998, as a result of investing in money market equity securities during that period.



********************************************************************************
                                   SIGNATURES
********************************************************************************

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SILVER BUTTE MINING COMPANY
(Registrant)


/s/  R. Richard Rice
_________________________             Date:  April 14, 1999
R. Richard Rice
Title:  President
(Principle Executive Officer and
Principle Accounting Officer)



























Document page 8 of 8