Form 10QSB
period 1999-05-31
SILVER BUTTE MINING CO
filed 1999-07-14
CIK 90310

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

              For the quarterly period ended May 31, 1999

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

                 Yes    (X)            No ( )



The number of shares of Common Stock, $.05 par value, outstanding as of May 31, 1999, was 7,828,748.



DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (Check One):  Yes ( ) No (X)













*****************************************************************************
Document page 1 of 8

SILVER  BUTTE  MINING  COMPANY
FORM  10-QSB  QUARTERLY  REPORT
May  31,  1999



INDEX

                                                                   Page
                                                                  Number

Part  I - FINANCIAL  INFORMATION

Item  1.  Condensed  Financial  Statements

     Balance Sheets, May 31, 1999, and August 31, 1998               3

     Income statements for the three months and nine months
          ended  May  31,  1999,  and  1998                          4

     Cash Flow Statements for the nine months ended May  31, 1999,
          and 1998                                                   5

     Notes  to  Condensed  Financial  Statements                     6

Item  2.  Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations         7

Signature  Page                                                      8
































Document page 2 of 8

SILVER BUTTE MINING COMPANY
CONDENSED BALANCE SHEETS
May 31, 1999 and August 31, 1998

                                             February 28,        August 31,
                                                 1999              1998
                                             ____________      ____________

ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $     1,833       $       480
     Certificate of deposit for State lease        5,000             5,000
     Marketable securities                        63,773            70,336
     Accounts receivable                             831             1,091
     Prepaid expenses                                668               512
                                             ____________      ____________

         TOTAL CURRENT ASSETS                     72,105            77,419

PROPERTY, PLANT & EQUIPMENT
     Properties                                    3,000             3,000
     Equipment and machinery                      19,704            19,704
     Accumulated depreciation                    (19,704)          (19,704)
                                             ____________      ____________
                                                   3,000             3,000
                                             ____________      ____________

TOTAL ASSETS                                 $    75,105       $    80,419
                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                          $     1,780       $     2,660
                                             ____________      ____________

         TOTAL CURRENT LIABILITIES                 1,780             2,660
                                             ____________      ____________
SHAREHOLDERS' EQUITY

     Common stock, $.05 par value
       authorized 10,000,000 shares,
       issued and outstanding,
       7,828,748 shares                          391,437           391,437
     Additional paid-in capital                  392,953           392,953
     Accumulated deficit                        (711,065)         (706,631)

                                             ____________      ____________

         TOTAL SHAREHOLDERS' EQUITY               73,325            77,759
                                             ____________      ____________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    75,105       $    80,419
                                             ============      ============

The accompanying notes are an integral part of these financial statements.

Document page 3 of 8

SILVER BUTTE MINING COMPANY
CONDENSED INCOME STATEMENTS
For the Three and Nine Months Ended May 31, 1999 and 1998

                             Three Months Ended         Nine Months Ended
                        __________________________   __________________________
                           May 31,      May 31,         May 31,       May 31,
                            1999         1998            1999          1998
                        ____________  ____________   ____________  ____________
REVENUES
  Dividend income       $       831   $     1,331    $     2,437   $     1,882
  Interest income                74            84            233         1,030
  Rock sales                    -             -              504           780
  Misc. other income             70           -              117           -
                        ____________  ____________   ____________  ____________

       Total Revenues           975         1.415          3,291         3,692
                        ____________  ____________   ____________  ____________


EXPENSES
  Wages and other
    Compensation               (918)         (640)         3,810         5,350
  Professional
    Services                    173           288          1,143         2,692
  Rent & royalties              175           -              646           390
  Office expense                 79           211            234           560
  Taxes and
    Insurance                   -              29          1,044           709
  Miscellaneous                  94             1            848           330
                        ____________  ____________   ____________  ____________

        Total Expenses         (397)         1,169          7,725        10,031
                        ____________  ____________   ____________  ____________

INCOME (LOSS) BEFORE          1,372           246         (4,434)       (6,339)
  INCOME TAXES

INCOME TAXES                    -             -              -             -
                        ____________  ____________   ____________  ____________

NET INCOME (LOSS)       $     1,372   $       246    $    (4,434)  $    (6,339)
                        ============  ============   ============  ============

Income (Loss) per Share
  Of Common Stock
  Outstanding           $    0.0002   $    0.0000    $   (0.0006)  $   (0.0008)
                        ============  ============   ============  ============

Weighted Average Number
  Of Common Shares
  Outstanding             7,828,748     7,828,748      7,828,748     7,828,748
                        ============  ============   ============  ============


The accompanying notes are an integral part of these financial statements.

Document page 4 of 8

SILVER BUTTE MINING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended May 31, 1999 and 1998


                                                    Nine Months Ended
                                             ______________________________
                                               May 31,            May 31,
                                                 1999              1998
                                             ____________      ____________



CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                   $    (4,434)      $    (6,339)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Decrease in payables                          (880)           (3,640)
      Increase in prepaid expenses                  (156)           (1,685)
      Decrease in receivables                        260                 1
                                             ____________      ____________
           Net cash used in
             operating activities                 (5,210)          (11,663)
                                             ____________      ____________

CASH FLOWS FROM INVESTING ACTIVITIES

      Decrease (increase) in marketable
        securities                                 6,563           (71,383)
                                             ____________      ____________
           Net cash provided by (used in)
              investing activities                 6,563           (71,383)
                                             ____________      ____________

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                       1,353           (83,046)

Cash and Cash Equivalents at Beginning
  of Period                                          480            89,297
                                             ____________      ____________

Cash and Cash Equivalents at End of Period   $     1,833       $     6,251
                                             ============      ============

Interest expense paid                        $       -         $       -
                                             ============      ============


Income taxes paid                            $       -         $       -
                                             ============      ============





The accompanying notes are an integral part of these financial statements.

Document page 5 of 8

SILVER  BUTTE  MINING  COMPANY
NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
May  31,  1999

Note  1.     Presentation  of  Interim  Information

     The accompanying unaudited condensed financial statements have been prepared by Silver Butte Mining Company's management. In management's opinion, these condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of May 31, 1999, and the results of operations for the three and nine months ended May
31,  1999  and  1998,  and  cash  flows  for  the  nine  months  ended  May
31, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

     The condensed financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information that is included in the Company's annual financial statements that are presented with Form 10-KSB.

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













Document page 6 of 8

SILVER  BUTTE  MINING  COMPANY
FORM  10-QSB  QUARTERLY  REPORT
May  31,  1999


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

Overview

     The Company's management determined in 1994 that the Company did not have the financial resources to continue to explore for a commercial ore deposit after many years of unsuccessful efforts. The Company has performed some reclamation work on its mining properties since 1994, and is soliciting buyers for its remaining real estate and mining equipment. The Company is seeking other business opportunities. Management is unaware of any such opportunities at this time and will disclose such opportunities when and if they should arise.

Results  of  Operations

     Revenues. The Company's interest income decreased slightly, and the Company's dividend income decreased by $500 for the quarter ended May 31, 1999, compared to the quarter ended May 31, 1998. The decrease in dividends, when compared to the quarter ended
May 31, 1998, was partly the result of understated dividend income in the quarter ended February 28, 1998, being reported in the quarter ended May 31, 1998. Interest income decreased significantly and dividend income increased significantly for the nine months ended May 31, 1999, compared to the same period ended May 31, 1998. This was the result of management's decision to invest a significant portion of the Company's funds in money market equity securities during the second quarter ended February 28, 1998. There were no rock sales during the third quarters ended May 31, 1999 or 1998, because of the seasonal nature of such sales.

Expenses.  Wages  and  other  compensation  reported  as  a  negative
$918 during the quarter ended May 31, 1999, compared to $640 during the quarter ended May 31, 1998. This was caused by an accounting error during the quarter ended February 28, 1999, that continued to show a payable for compensation that had been paid in the quarter ended February 28, 1999. The effects of this overstatement were reversed in the quarter ended May 31, 1999. Rent and royalties were higher in the quarter ended May
31, 1999, than in the quarter ended May 31, 1998, because of management's decision to amortize prepaid rent quarterly rather than to expense the full amount of rent paid at the time of the payments. Other expenses were generally lower in the quarter



Document page 7 of 8

SILVER  BUTTE  MINING  COMPANY
FORM  10-QSB  QUARTERLY  REPORT
May  31,  1999


ended May 31, 1999, than the same quarter of the previous year, but are not remarkable. Miscellaneous expenses were significantly  higher  for  the  nine  months  ended  May  31,  1999, than in the nine months ended May 31, 1998, because of higher reclamation work in the 1999 nine month period than in the 1998 period. Other expenses were generally lower in the 1999 nine month period than in the 1998 nine month period.

Financial Position. There was a decrease in marketable securities of $6,563 at May 31, 1999, when compared to the balance at August 31, 1998, the previous fiscal year end. Securities were sold to provide funds for administrative and reclamation expenses, and to increase the cash balance at May 31, 1999. There were no other remarkable changes in financial position during the third quarter, other than the reduction in accounts payable for compensation described above.

     The Company may continue to sell marketable securities, if necessary, during the balance of the fiscal year to provide cash for operating expenses.

Cash Flows. Cash and cash equivalents increased $1,353 during the nine months ended May 31, 1999. The net loss from operations was funded by the sale of marketable securities as discussed above. The Company has no plans for capital expenditures that will require significant amounts of cash.

     Cash and cash equivalents decreased by $83,046 during the nine months ended May 31, 1998, as a result of the Company investing in money market equity securities during that period.


SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SILVER  BUTTE  MINING  COMPANY



     Date     July  14,  1999         /s/  R.  Richard  Rice
                                      --------------------------------------
                                       R.  Richard  Rice,  President
                                      (Principal  Executive  Officer  and
                                       Principal  Accounting  Officer)