Form 10KSB
period 1999-08-31
SILVER BUTTE MINING CO
filed 1999-11-29
CIK 90310

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

                   For the fiscal year ended August 31, 1999

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

None

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes  _X_  No  ___

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $4,112

     The aggregate market value of voting stock held by nonaffiliates computed by reference to the average bid and asked prices as of October 31, 1999, was $313,150.

     The number of shares of Common Stock, $.05 par value, outstanding as of October 31, 1999, was 7,828,748.

DOCUMENTS  INCORPORATED  BY  REFERENCE:  None

Submission total: 19 pages.  Table of Contents:  page 2.

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1999

TABLE OF CONTENTS

                                                                   Page No.
PART I

Item 1.  Description of Business          . . . . . . . . . . . . .    3
Item 2.  Description of Property          . . . . . . . . . . . . .    4
Item 3.  Legal Proceedings                . . . . . . . . . . . . .    4
Item 4.  Submission of Matters to a Vote of Security Holders  . . .    4

PART II

Item 5.  Market for Common Equity and
         Related Stockholders Matters      . . . . . . . . . . . . .    4
Item 6.  Management's Discussion and Analysis or
         Plan of Operations                . . . . . . . . . . . . .    5
Item 7.  Financial Statements              . . . . . . . . . . . . .    6
Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure . . . . . . . . . . . .    7

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance With Section 16(a) of the Exchange Act . . . . .    7
Item 10  Executive Compensation              . . . . . . . . . . . .    8
Item 11  Security Ownership of Certain Beneficial Owners and
         Management                          . . . . . . . . . . . .    9
Item 12  Certain Relationships and Related Transactions  . . . . . .    9
Item 13  Exhibits and Reports on Form 8-K    . . . . . . . . . . . .    9

Signature Page                               . . . . . . . . . . . .   10

Financial Statements                         . . . . . . . . . . .  F1-F8





















Submission page 2 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1999

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





Submission page 3 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1999

       (11) There have been no material effects on or costs to the issuer's business as a result of complying with government regulations protecting the environment. The issuer has a $5,000 certificate of deposit in favor of the State of Idaho that serves as a bond to assure that the leased property will be returned to the State in satisfactory condition.

       (12) The issuer had three employees during the year who worked part time.

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




Submission page 4 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1999

                              Fiscal Year End 8/31/99    Fiscal Year End 8/31/98
                                 High           Low          High          Low
                                 -----         -----         -----         -----

First Quarter Ended 11/30        $.01          $.01          $.01          $.01

Second Quarter Ended 2/28        $.01          $.01          $.01          $.01

Third Quarter Ended 5/31         $.03          $.01          $.01          $.01

Fourth Quarter Ended 8/31        $.03          $.02          $.01          $.01

     (b) As of August 31, 1999, there were approximately 1,590 holders of record of the issuer's Common Stock.

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

(b) Managements Discussion and Analysis of Financial Condition and Results of Operations:

Revenues

     The issuer has no material revenue from operations. The most significant sources of revenue of the issuer are interest from funds deposited in interest bearing accounts, dividends from equity securities, and waste rock sales. In 1999 the issuer's interest earned decreased to $306 from $1,103 in 1998. The decrease resulted from a lower level of funds in interest bearing accounts in 1999 as a result of the issuer investing a significant portion of cash in equity money market accounts. This also resulted in an increase in dividend income during 1999 to $3,185 from $2,836 in 1998. The issuer's interest and dividend income are determined by market interest rates and the types of interest bearing accounts or instruments in which the funds are invested. The issuer expects that its income will decrease in future years because there will be a decreasing level of funds invested in interest or dividend bearing accounts.

Expenses

     The registrant's expenses are incurred for the maintenance and reclamation of the issuer's mining properties, including leased property, and for administrative expenses of the registrant. The registrant's expenses decreased to $8,244 in 1999 compared to $12,559 in 1998. The primary reasons for the decrease were lower compensation of the registrant's employees, lower taxes and insurance related to compensation, and reduced professional services used.



Submission page 5 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1999

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.
          (Continued)

Financial  Position

     Cash and cash equivalents increased from $480 on August 31, 1998 to $1,893 at August 31, 1999. This was primarily caused by management's decision to maintain a higher balance in its bank account. The registrant does not have any commitments or plans for capital expenditures that will require significant amounts of cash. Inflation does not have a material impact on the issuer's financial results.

Cash  Flows

     In 1999 the registrant used more cash for operating activities than it received from revenues by $4,402. This was the result of the registrant continuing to incur more expenses than it generated in revenues. The registrant expects that its future cash required by operating activities will continue to exceed the cash that the registrant receives from revenues.

ITEM  7.  FINANCIAL  STATEMENTS

     The registrant meets the requirements of an "Inactive Registrant" according to 210.3-11 of Regulation S-X. Those requirements, which describe the registrant for the fiscal year ended August 31, 1999, are as follows:


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

     The  registrant's   financial  statements   have  been   prepared   by  the
registrant's  management  in   accordance  with  generally  accepted  accounting
principles,  and  they  are  unaudited.

The financial statements are appended as pages F1 through F8 following page 11.






Submission page 6 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1999

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

     The registrant's last audit of financial statements was performed for the fiscal year ended August 31, 1990. The registrant terminated audits of its financial statements following that year because the costs of the annual audits were seriously impairing the registrant's limited financial resources.

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     (a)  Identification of Directors and Officers:

Name and                 Years       Terms     Background      Shares of Common
Positions Held     Age   Served      Expire    Past 5 Years    Stock Owned
------------------ ---   ------      --------  --------------  ----------------
R. Richard Rice     55                         Accountant               29,000
  President                10        5/1/2000
  and Director             18        5/1/2000

Robert J. Evans     75                         Retired miner             8,000
  Secretary/Treasurer      10        5/1/2000
  and Director             18        5/1/2000

Joseph Zinger       60                         Asst. superintendent      1,000
  Director                 7         5/1/2000

Terry McConnaughey  64                        Retired law enforcement   56,457
  Director                 3         5/1/2000

Wayne Hohman        60                        Retired educator          20,000
  Director                 3         5/1/2000

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





Submission page 7 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1999

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

None

ITEM  10.  EXECUTIVE  COMPENSATION.

     The following table sets forth, for the fiscal years ended August 31, 1999, 1998, and 1997, compensation paid by the registrant to the President, and Secretary/Treasurer and paid by Iron Mask Mining Company to the Secretary/Treasurer for work performed for the benefit of the registrant. The registrant reimbursed Iron Mask Mining Company for its payments on the registrant's behalf in 1997. These are the only officers that received compensation in any of these years. The registrant has provided no stock options, warrants, or stock appreciation rights. There are no other employment contracts or incentive pay agreements with the officers, who are paid on an hourly basis for work performed according to the terms and rates approved by the Board of Directors.

                                          Long Term
                    Annual Compensation   Compensation
Name and            -------------------   ---------------------  All Other
Principal Position  Year     Salary       Bonus         Awards   Compensation
------------------  ------   ----------   ----------   --------  -------------

R. Richard Rice     1999     $   715          0           0          0
President           1998       4,970          0           0          0
                    1997       2,210          0           0          0

Robert J. Evans     1999       1,940          0           0          0
Secretary/          1998         825          0           0          0
Treasurer           1997       1,350          0           0          0

     Compensation of Directors: Each director receives $30 for each Board of Directors or committee meeting that the director attends.













Submission page 8 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1999


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Security ownership of certain beneficial owners: No person of record is known to own more than 5% of the registrant's Common Stock.

     (b)       Security ownership of management:

                   Name and address        Amount and Nature          Percent
Title of Class     of Beneficial Owner     of Beneficial Ownership    of Class
-----------------  ----------------------  -------------------------  ---------
Common Stock        R. Richard Rice                  29,000             0.37%
                    1314 J Street, Apt. B
                    Eureka, CA  95501

Common Stock        Robert J. Evans                   8,000             0.10%
                    P.O. Box 178
                    Ponderay, ID  83852

Common Stock        Directors and                   114,457             1.46%
                    Executive Officers
                    as a Group

     (c) There are no contractual arrangements known to registrant that may result in a change in control of registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits and index of exhibits:

          None

     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended August 31, 1999.















Submission page 9 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1999

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

By: /s/ R. Richard Rice               Date:     November 26, 1999
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

Signature                Title                              Date
-----------------------  ---------------------------------  ----------------
/s/ R. Richard Rice      President (Principal Executive     November 26, 1999
R. Richard Rice             and Accounting Officer)
                            and Director

/s/Robert J. Evans       Secretary/Treasurer (Principal     November 26, 1999
Robert J. Evans             Financial Officer)
                            and Director

/s/Joseph Zinger          Director                          November 26, 1999
Joseph Zinger

/s/Wayne Hohman           Director                          November 26, 1999
Wayne Hohman






















Submission page 10 of 19

                            SILVER BUTTE MINING COMPANY
                             FORM 10-KSB ANNUAL REPORT
                                 August 31, 1999


INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                     Number
                                                                     ------
Balance Sheets, August 31, 1999, and 1998 . . . . . . . . . . . . . .  F2

Income Statements for the years ended August 31, 1999, and 1998 . . .  F3

Cash Flow Statements for the years ended August 31, 1999, and 1998  .  F4

Statements of Changes in Stockholders' Equity for the years ended
     August 31, 1999, and 1998  . . . . . . . . . . . . . . . . . . .  F5

Notes to Financial Statements   . . . . . . . . . . . . . . . . . . .  F6 - F8





































                                         F1
Document page 11 of 19

SILVER BUTTE MINING COMPANY
BALANCE SHEETS
August 31, 1999, and 1998

                                                         1999          1998
                                                     -----------   ------------
                                      ASSETS
CURRENT ASSETS
     Cash and cash equivalents                       $    1,893    $       480
     Certificate of deposit for State lease               5,000          5,000
     Marketable securities                               64,521         70,336
     Accounts receivable                                    829          1,091
     Prepaid expenses                                       667            512
                                                     ------------   -----------
          TOTAL CURRENT ASSETS                           72,910         77,419

PROPERTY, PLANT & EQUIPMENT
     Properties                                           3,000          3,000
     Equipment and machinery                             19,704         19,704
     Accumulated depreciation                           (19,704)       (19,704)
                                                     -----------   ------------
                                                          3,000          3,000
                                                     -----------   ------------
          TOTAL ASSETS                               $   75,910     $   80,419
                                                     ===========    ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                $    2,284     $    2,660
                                                     -----------    -----------
          TOTAL CURRENT LIABILITIES                       2,284          2,660

SHAREHOLDERS' EQUITY
     Capital stock, $.05 par value
        per share, authorized 10,000,000
        shares, issued and outstanding
        7,828,748 shares                                391,437        391,437
     Additional paid-in capital                         392,953        392,953
     Accumulated deficit                               (710,763)      (706,631)
                                                     -----------    -----------
           TOTAL SHAREHOLDERS' EQUITY                    73,627         77,759
                                                     -----------    -----------
           TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                 $   75,910     $   80,419
                                                     ===========    ===========









The accompanying notes are an integral part of these financial statements.

                                         F2
Document page 12 of 19

SILVER BUTTE MINING COMPANY
INCOME STATEMENTS
For the Years Ended August 31, 1999, and 1998


                                                         1999          1998
                                                     -----------   ------------
REVENUES

     Dividend income                                 $    3,185    $     2,836
     Interest income                                        306          1,103
     Sale of rock                                           504            900
     Miscellaneous other income                             114            --
                                                     -----------    -----------
          Total revenue                                   4,112          4,839
                                                     -----------    -----------

EXPENSES
     Wages and other compensation                         3,810          6,335
     Professional services                                1,598          2,860
     Taxes and insurance                                  1,054          1,500
     Rent                                                   646            723
     Office expense                                         287            644
     Miscellaneous                                          849            497
                                                     -----------    -----------
          Total expenses                                  8,244         12,559
                                                     -----------    -----------

LOSS BEFORE INCOME TAXES                                 (4,132)        (7,720)

INCOME TAXES                                                 --             --
                                                     -----------    -----------

NET INCOME (LOSS)                                    $   (4,132)    $   (7,720)
                                                     ===========    ===========
Income (Loss) per Share of Common Stock
     Outstanding                                      $ (0.0005)    $  (0.0010)
                                                     ===========    ===========

Weighted Average Number of Common Shares
     Outstanding                                      7,828,748      7,828,748
                                                     ===========    ===========













The accompanying notes are an integral part of these financial statements.

                                          F3
Document page 13 of 19

SILVER BUTTE MINING COMPANY
STATEMENT OF CASH FLOWS
For the Years Ended August 31, 1999, and 1998


                                                         1999          1998
                                                     -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                        $   (4,132)   $    (7,720)
     Adjustments to reconcile net income to net
        cash provided by (used in) operating
        activities:
           Increase (decrease) in payables                 (376)        (5,250)
           Decrease (increase) in prepaid expenses         (155)          (512)
           Decrease (increase) in receivables               261              1
                                                     -----------   ------------
                Net cash used in
                   operating activities                  (4,402)       (13,481)
                                                     -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash invested in marketable securities                 --         (75,000)
     Dividends received and reinvested in
          marketable securities                          (3,185)        (2,836)
     Marketable securities redeemed                       9,000          7,500
                                                     -----------   ------------
                Net cash provided by (used in)
                   investing activities                   5,815        (70,336)
                                                     -----------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                            1,413        (83,817)

Cash and Cash Equivalents at Beginning of Year              480         84,297
                                                     -----------   ------------

Cash and Cash Equivalents at End of Year             $    1,893    $       480
                                                     ===========   ============


Interest expense paid                                $      --     $       --
                                                     ===========   ============

Income taxes paid                                    $      --     $       --
                                                     ===========   ============










The accompanying notes are an integral part of these financial statements.

                                          F4
Document page 14 of 19

SILVER BUTTE MINING COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended August 31, 19998, and 1998


                       Common Stock
                 ------------------------   Additional    Accum-
                   Number        Par        Paid-in       ulated
                   Of Shares     Value      Capital       Deficit       Total
                 -----------  -----------  -----------  -----------  -----------

Balances,
August 31, 1997    7,828,748     391,437      392,953     (698,911)      85,479

Net Loss                  --          --           --       (7,720)      (7,720)
                 -----------  -----------  -----------  -----------  -----------
Balances,
August 31, 1998    7,828,748     391,437      392,953     (706,631)      77,759

Net loss                  --          --           --       (4,132)      (4,132)
                 -----------  -----------  -----------  -----------  -----------
Balances,
August 31, 1999    7,828,748  $  391,437   $  392,953   $ (710,763)  $   73,627
                 ===========  ===========  ===========  ===========  ===========































The accompanying notes are an integral part of these financial statements.

                                          F5
Document page 15 of 19

SILVER  BUTTE  MINING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS
August  31,  1999,  and  1998

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

                                       F6
Submission page 16 of 19

SILVER  BUTTE  MINING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS
August  31,  1999,  and  1998

Note  4.     PROPERTIES

     The Company owns mining properties consisting of the mineral rights to eleven patented mining claims covering approximately 165 acres and one acre of deeded land near Mirror Lake in Bonner County, Idaho. The Company is also the lessee of a parcel of State of Idaho land which is more fully described in
Note  5.

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

     The  book  values  of  the  Company's  properties  owned  are:

          Mineral  rights  to  eleven  patented  mining  claims      $1,100

          One  acre  of  deeded  land  near  Mirror  Lake             1,900
                                                                     ------
                    Total  book  value                               $3,000
                                                                     ======

Note  5.     MINERAL  LEASE

     The Company holds a mineral lease from the State of Idaho on approximately 200 acres of land in Bonner County, Idaho. The lease is dated January 1,1998, has a 10 year life that expires on December 31, 2007, and is renewable at the Company's option for another 10 years. The Company may surrender the lease by providing the Idaho Department of Lands a written notice 30 days prior to its intended surrender date. The minimum annual rent is $200 per year. The Company is also required to prepay a minimum royalty of $500 per year for the first five years of the lease, and $1,000 per year for the second five years of the lease. The total minimum rent commitment over the next five years is $3,500 if the Company does not surrender the lease prior to the fifth year. The lease's production royalty rates are 5% of net smelter returns for metalliferous minerals, and $.50 per cubic yard of waste rock. Production from the lease has been limited to small amounts of waste rock. The Company has provided a $5,000 certificate of deposit in favor of the State of Idaho in lieu of a conditional bond to assure the Company's compliance to the terms of the lease.

Note  6.     INCOME  TAXES

     The Company had at August 31, 1999, $300,073 of net operating loss carryovers for Federal income tax purposes that expire on August 31 of the years shown below:

          2001         2,299               2008            $269,988
          2002         3,786               2009               2,989
          2003         2,922               2012               3,646
          2006         1,892               2013               7,657
          2007           762               2014               4,132
                                                           --------
                                        Totals             $300,073
                                                           ========


                                      F7
Submission page 17 of 19

SILVER  BUTTE  MINING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS
August  31,  1999,  and  1998


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