Form 10QSB
period 1999-11-30
SILVER BUTTE MINING CO
filed 2000-01-12
CIK 90310

NOTE:  FORMAT GUIDE FOR PRINTING READABLE HARD COPY

       PAGE LENGTH: 63 LINES
       PROBABLE MARGINS: 0.5" AT TOP AND BOTTOM, 0.5" AT RIGHT AND LEFT
       FONT: COURIER NEW, 10PT

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

             For the quarterly period ended November 30, 1999

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

                 Yes    (X)            No ( )



The number of shares of Common Stock, $.05 par value, outstanding as of November 30, 1999, was 7,828,748.



DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (Check One):  Yes ( ) No (X)













*****************************************************************************
Document page 1 of 8

SILVER  BUTTE  MINING  COMPANY
FORM  10-QSB  QUARTERLY  REPORT
November  30,  1999



INDEX

                                                                   Page
                                                                  Number

Part  I - FINANCIAL  INFORMATION

Item  1.  Condensed  Financial  Statements

     Balance Sheets, November 30, 1999, and August 31, 1999          3

     Income statements for the three months
          ended November 30,  1999,  and  1998                       4

     Cash Flow Statements for the three months ended
          November 30, 1999 and 1998                                 5

     Notes  to  Condensed  Financial  Statements                     6

Item  2.  Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations         7

Signature  Page                                                      8
































Document page 2 of 8

SILVER BUTTE MINING COMPANY
CONDENSED BALANCE SHEETS
November 30, 1999 and August 31, 1999

                                             November 30,        August 31,
                                                 1999              1999
                                             ____________      ____________

ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $     1,940       $     1,893
     Certificate of deposit for State lease        5,000             5,000
     Marketable securities                        65,343            64,521
     Accounts receivable                             829               829
     Prepaid expenses                                492               667
                                             ____________      ____________

         TOTAL CURRENT ASSETS                     73,604            72,910

PROPERTY, PLANT & EQUIPMENT
     Properties                                    3,000             3,000
     Equipment and machinery                      19,704            19,704
     Accumulated depreciation                    (19,704)          (19,704)
                                             ____________      ____________
                                                   3,000             3,000
                                             ____________      ____________

TOTAL ASSETS                                 $    76,604       $    75,910
                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                          $     2,434       $     2,283
                                             ____________      ____________

         TOTAL CURRENT LIABILITIES                 2,434             2,283
                                             ____________      ____________
SHAREHOLDERS' EQUITY

     Common stock, $.05 par value
       authorized 10,000,000 shares,
       issued and outstanding,
       7,828,748 shares                          391,437           391,437
     Additional paid-in capital                  392,953           392,953
     Accumulated deficit                        (710,220)         (710,763)

                                             ____________      ____________

         TOTAL SHAREHOLDERS' EQUITY               74,170            73,627
                                             ____________      ____________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    76,604       $    75,910
                                             ============      ============

The accompanying notes are an integral part of these financial statements.

Document page 3 of 8

SILVER BUTTE MINING COMPANY
CONDENSED INCOME STATEMENTS
For the Three Months Ended November 30, 1999 and 1998

                             Three Months Ended
                        __________________________
                        November 30,  November 30,
                            1999         1998
                        ____________  ____________
REVENUES
  Dividend income       $       822   $       899
  Interest income                68            72
  Rock sales                    -             504
  Misc. other income            -              33
                        ____________  ____________

       Total Revenues           890         1,508
                        ____________  ____________


EXPENSES
  Wages and other
    compensation                -           2,598
  Professional
    services                    120           465
  Taxes and insurance           -             839
  Rent                          175           267
  Office expense                 48           -
  Miscellaneous                   4           689
                        ____________  ____________

        Total Expenses          347          4,858
                        ____________  ____________

INCOME (LOSS) BEFORE            543         (3,350)
  INCOME TAXES

INCOME TAXES                    -             -
                        ____________  ____________

NET INCOME (LOSS)       $       543   $     (3,350)
                        ============  ============

Income (Loss) per Share
  Of Common Stock
  Outstanding           $    0.0001   $   (0.0004)
                        ============  ============

Weighted Average Number
  Of Common Shares
  Outstanding             7,828,748     7,828,748
                        ============  ============



The accompanying notes are an integral part of these financial statements.

Document page 4 of 8

SILVER BUTTE MINING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended November 30, 1999 and 1998


                                                   Three Months Ended
                                             ______________________________
                                             November 30,      November 30,
                                                 1999              1998
                                             ____________      ____________



CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                          $       543       $    (3,350)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Increase in payables                           151             2,486
      Decrease in prepaid expenses                   175               328
      Increase in receivables                        -                (242)
                                             ____________      ____________
           Net cash provided by (used in)
             operating activities                    869              (778)
                                             ____________      ____________

CASH FLOWS FROM INVESTING ACTIVITIES

      Decrease (increase) in marketable
        securities                                  (882)            1,101
                                             ____________      ____________
           Net cash provided by (used in)
              investing activities                  (882)            1,101
                                             ____________      ____________

NET INCREASE IN
   CASH AND CASH EQUIVALENTS                          47               323

Cash and Cash Equivalents at Beginning
  of Period                                        1,893               480
                                             ____________      ____________

Cash and Cash Equivalents at End of Period   $     1,940       $       803
                                             ============      ============

Interest expense paid                        $       -         $       -
                                             ============      ============


Income taxes paid                            $       -         $       -
                                             ============      ============





The accompanying notes are an integral part of these financial statements.

Document page 5 of 8

SILVER  BUTTE  MINING  COMPANY
NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
November  30,  1999

Note  1.     Presentation  of  Interim  Information

The accompanying unaudited condensed financial statements have been prepared by Silver Butte Mining Company's management. In management's opinion, these condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 1999, and the results of operations for the three months ended November 30, 1999 and 1998, and cash flows for the three months ended November 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

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





















Document  page  6  of  8

SILVER  BUTTE  MINING  COMPANY
FORM  10-QSB  QUARTERLY  REPORT
November  30,  1999


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

RESULTS  OF  OPERATIONS

REVENUES. The Company's dividend and interest income decreased slightly for the quarter ended November 30, 1999, compared to the same period ended November 30, 1998.

The Company made no waste rock sales and had no miscellaneous other income in the quarter ended November 30, 1999, whereas these items accounted for $537 in the quarter ended November 30, 1998. The Company will continue to solicit buyers for its waste rock.

EXPENSES. Expenses were considerably lower in the quarter ended November 30, 1999, when compared to the quarter ended November 30, 1998. No expenses were incurred in the most recent period for wages and other compensation, and for taxes and insurance. And an insignificant amount of miscellaneous expenses were incurred in the quarter ended November 30, 1999. This was the result of the completion of most of the labor intensive reclamation work on the Company's properties in prior periods, and a temporary suspension of activities by the Company's management. The Company will perform limited reclamation work on its properties during the remainder of the year, and the Company's management will begin actively seeking out other business opportunities. These activities are expected to increase expenses significantly in the remaining quarters of the year compared to the quarter ended November 30, 1999.

FINANCIAL POSITION. There were very little changes in the Company's assets and liabilities in the quarter ended November 30, 1999, compared to the fiscal year ended August 31, 1999. This was the result of the temporary suspension of activities discussed above. The Company's management expects to sell marketable securities during the balance of the fiscal year to provide cash for operating expenses.






Document  page  7  of  8

SILVER  BUTTE  MINING  COMPANY
FORM  10-QSB  QUARTERLY  REPORT
November  30,  1999

CASH FLOWS. Cash and cash equivalents were substantially unchanged during the quarter ended November 30, 1999, compared to the fiscal year ended August 31, 1999. The dividend income for the quarter was reinvested in marketable securities, and expenses were incurred by an increase in payables and a decrease in prepaid expenses. The Company's management plans to use cash provided by the sale of marketable securities to fund operations during the remaining quarters of the fiscal year. The Company has no plans for capital expenditures that will require significant amounts of cash.

There was a modest increase in cash and cash equivalents during the quarter ended November 30, 1998, as a result of management's decision to maintain a higher bank account balance.


SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SILVER  BUTTE  MINING  COMPANY



     Date: January 12,  2000          /s/  R.  Richard  Rice
                                      --------------------------------------
                                       R.  Richard  Rice,  President
                                      (Principal  Executive  Officer  and
                                       Principal  Accounting  Officer)