Form 10QSB
period 2000-05-31
SILVER BUTTE MINING CO
filed 2000-09-08
CIK 90310

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

              For the quarterly period ended May 31, 2000

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

                 Yes    (x)            No ( )



The number of shares of Common Stock, $.05 par value, outstanding as of May 31, 2000, was 7,828,748.



DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (Check One):  Yes ( ) No (X)














*****************************************************************************
Document page 1 of 8

SILVER  BUTTE  MINING  COMPANY
FORM  10-QSB  QUARTERLY  REPORT
May  31,  2000



INDEX

                                                                   Page
                                                                  Number

Part  I - FINANCIAL  INFORMATION

Item  1.  Condensed  Financial  Statements

     Balance Sheets, May 31, 2000, and August 31, 1999               3

     Income statements for the three months and nine months
          ended  May  31,  2000,  and  1999                          4

     Cash Flow Statements for the nine months ended May  31, 2000,
          and 1999                                                   5

     Notes  to  Condensed  Financial  Statements                     6

Item  2.  Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations         7

Signature  Page                                                      8
































Document page 2 of 8

SILVER BUTTE MINING COMPANY
CONDENSED BALANCE SHEETS
May 31, 2000 and August 31, 1999

                                                May 31,         August 31,
                                                 2000              1999
                                             ____________      ____________

ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $       506       $     1,893
     Certificate of deposit for State lease        5,000             5,000
     Marketable securities                        64,843            64,521
     Accounts receivable                               0               829
     Prepaid expenses                                  0               667
                                             ____________      ____________

         TOTAL CURRENT ASSETS                     70,349            72,910

PROPERTY, PLANT & EQUIPMENT
     Properties                                    3,000             3,000
     Equipment and machinery                      19,704            19,704
     Accumulated depreciation                    (19,704)          (19,704)
                                             ____________      ____________
                                                   3,000             3,000
                                             ____________      ____________

TOTAL ASSETS                                 $    73,349       $    75,910
                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                          $     1,400       $     2,283
                                             ____________      ____________

         TOTAL CURRENT LIABILITIES                 1,400             2,283
                                             ____________      ____________
SHAREHOLDERS' EQUITY

     Common stock, $.05 par value
       authorized 10,000,000 shares,
       issued and outstanding,
       7,828,748 shares                          391,437           391,437
     Additional paid-in capital                  392,953           392,953
     Accumulated deficit                        (712,441)         (710,763)

                                             ____________      ____________

         TOTAL SHAREHOLDERS' EQUITY               71,949            73,627
                                             ____________      ____________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    73,349       $    75,910
                                             ============      ============

The accompanying notes are an integral part of these financial statements.

Document page 3 of 8

SILVER BUTTE MINING COMPANY
CONDENSED INCOME STATEMENTS
For the Three and Nine Months Ended May 31, 2000 and 1999


                             Three Months Ended         Nine Months Ended
                        __________________________ __________________________
                           May 31,      May 31,         May 31,       May 31,
                            2000         1999            2000          1999
                        ____________  ____________   ____________  __________
REVENUES
  Dividend income       $       750   $       831    $     2,322   $     2,437
  Interest income                47            74            181           233
  Rock sales                    -             -              -             504
  Misc. other income            -              70            -             117
                        ____________  ____________   ____________  ____________

       Total Revenues           797           975          2,503         3,291
                        ____________  ____________   ____________  ____________


EXPENSES
  Wages and other
    Compensation                -            (918)           985         3,810
  Professional
    Services                     85           173          1,231         1,143
  Rent & royalties              175           175            875           646
  Office expense                 21            79             96           234
  Taxes and
    Insurance                   -             -               49         1,044
  Miscellaneous                 767            94            945           848
                        ____________  ____________   ____________  ____________

        Total Expenses        1,048          (397)         4,181         7,725
                        ____________  ____________   ____________  ____________

INCOME (LOSS) BEFORE           (251)        1,372         (1,678)       (4,434)
  INCOME TAXES

INCOME TAXES                    -             -              -             -
                        ____________  ____________   ____________  ____________

NET INCOME (LOSS)       $      (251)  $     1,372    $    (1,678)  $    (4,434)
                        ============  ============   ============  ============

Income (Loss) per Share
  Of Common Stock
  Outstanding           $    NIL      $    0.0002    $   (0.0002)  $   (0.0006)
                        ============  ============   ============  ============

Weighted Average Number
  Of Common Shares
  Outstanding             7,828,748     7,828,748      7,828,748     7,828,748
                        ============  ============   ============  ============


The accompanying notes are an integral part of these financial statements.

Document page 4 of 8

SILVER BUTTE MINING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended May 31, 2000 and 1999


                                                    Nine Months Ended
                                             ______________________________
                                               May 31,            May 31,
                                                 2000              1999
                                             ____________      ____________



CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                   $    (1,678)      $    (4,434)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Decrease in payables                          (884)             (880)
      Increase in prepaid expenses                   667              (156)
      Decrease in receivables                        830               260
                                             ____________      ____________
           Net cash used in
             operating activities                 (1,065)           (5,210)
                                             ____________      ____________

CASH FLOWS FROM INVESTING ACTIVITIES

      Dividends received and reinvested
        in marketable securities                   2,000
      Marketable Securities redeemed               (2322)            6,563
                                             ____________      ____________
           Net cash provided by (used in)
              investing activities                 (2322)            6,563
                                             ____________      ____________

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                      (1,387)            1,353

Cash and Cash Equivalents at Beginning
  of Period                                        1,893               480
                                             ____________      ____________

Cash and Cash Equivalents at End of Period   $       506       $     1,833
                                             ============      ============

Interest expense paid                        $       -         $       -
                                             ============      ============


Income taxes paid                            $       -         $       -
                                             ============      ============



The accompanying notes are an integral part of these financial statements.

Document page 5 of 8

SILVER  BUTTE  MINING  COMPANY
NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
May  31,  2000

Note  1.     Presentation  of  Interim  Information

     The accompanying unaudited condensed financial statements have been prepared by Silver Butte Mining Company's management. In management's opinion, these condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of May 31, 2000, and the results of operations for the three and nine months ended May
31,  2000  and  1999,  and  cash  flows  for  the  nine  months  ended  May
31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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













Document page 6 of 8

SILVER  BUTTE  MINING  COMPANY
FORM  10-QSB  QUARTERLY  REPORT
May  31,  2000


Item  2  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
         CONDITION  AND  RESULTS  OF  OPERATION

     The Company was a mining company engaged in exploration activities from its inception in 1965 through 1994. In 1994, the Company abandoned all exploration activities, and is now seeking other business opportunities in mining or other industries. The Company continues to hold and maintain the properties on which it performed a majority of its exploration efforts.  The Company's  fiscal  year  ends  on  August  31.

Overview

     The Company's management determined in 1994 that the Company did not have the financial resources to continue to explore for commercial ore deposit after many years of unsuccessful efforts.
The Company has performed some reclamation work on its mining properties since 1994, and is soliciting buyers for its remaining real estate and mining equipment. The Company is seeking other business opportunities. Management is unaware of any such opportunities at this time and will disclose such opportunities when and if they should arise.

Results  of  Operations

     Revenues. The Company's interest income decreased slightly for the quarter ended May 31, 2000, compared to the quarter ended May 31, 1999. Interest income decreased slightly for the nine months ended May 31, 2000 compared to the same period ended May 31, 1999. There were no rock sales during the third quarters ended May 31, 2000 as compared to $504 the previous year to date.

Expenses. Wages and other compensation were reported as a negative $918 during the quarter ended May 31, 1999,


        Total expenses for the periods involved were

                        Three months                        Nine months
                5-31-2000        5-31-1999          5-31-2000        5-31-1999

                 $1,048            $(397)             $4,181          $7,725














Document page 7 of 8

SILVER  BUTTE  MINING  COMPANY
FORM  10-QSB  QUARTERLY  REPORT
May  31,  2000




Financial Position. There was an increase in marketable securities of $322 at May 31, 2000, when compared to the balance at August 31, 1999, the previous fiscal year end. Securities were sold to provide funds for administrative and reclamation expenses. There were no other remarkable changes in financial position during the third quarter, other than a reduction in accounts payable.

     The Company may continue to sell marketable securities, if necessary, during the balance of the fiscal year to provide cash for operating expenses.

Cash Flows. Cash and cash equivalents decreased $1,387 during the nine months ended May 31, 2000. The net loss from operations was funded by the sale of marketable securities as discussed above. The Company has no plans for capital expenditures that will require significant amounts of cash.




SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SILVER  BUTTE  MINING  COMPANY



     Date     August  29,  2000         /s/  Robert Evans
                                      --------------------------------------
                                       Robert Evans
                                       (Principal  Accounting  Officer)