Form 10KSB
SILVER BUTTE MINING CO
filed 2000-12-06
CIK 90310

                     U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES  EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2000
                          Commission file number 1-5970

                           Silver Butte Mining Company
                 (Name of small business issuer in its charter)

          Idaho                                             82-0263301
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation  or  organization)

    520  Cedar  Street,  Sandpoint,  ID                       83864
(Address  of  principal  executive  offices)               (Zip  Code)

Issuer's  telephone  number:  (208)  263-5154

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
State  issuer's  revenues  for  its  most  recent  fiscal  year:  $3,926

     The aggregate market value of voting stock held by nonaffiliates computed by reference to the average bid and asked prices as of August 31, 2000, was $313,150.

     The number of shares of Common Stock, $.05 par value, outstanding as of August 31, 2000, was 7,828,748.

DOCUMENTS  INCORPORATED  BY  REFERENCE:  None

SILVER BUTTE MINING COMPANY
FORM 10-KSB ANNUAL REPORT
August 31, 2000


TABLE OF CONTENTS

                                                                       Page No.


     PART  I

Item  1.  Description  of  Business                                         3-4
Item  2.  Description  of  Property                                           4
Item  3.  Legal  Proceedings                                                  4
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         4

                                     PART II

Item  5.  Market for Common Equity and Related  Stockholders  Matters         5
Item  6.  Management's Discussion and Analysis of Plan  of  Operations        5
Item  7.  Financial  Statements                                               6
Item  8.  Changes In and Disagreements With Accountants on
           Accounting  and  Financial  Disclosure                             7

                                    PART III

Item  9.  Directors, Executive Officers, Promoters and Control Persons,
          Compliance  With  Section  16(a)  of  the  Exchange  Act            7
Item  10  Executive  Compensation                                             8
Item  11  Security Ownership of Certain Beneficial Owners and Management      9
Item  12  Certain  Relationships  and  Related  Transactions                  9
Item  13  Exhibits  and  Reports  on  Form  8-K                               9

Signature  Page                                                              10

Financial  Statements                                                     F1-F8


























                           SILVER BUTTE MINING COMPANY
                            FORM 10-KSB ANNUAL REPORT
                                 August 31, 2000

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.
------------------------------------

(a) The issuer was incorporated under the laws of the State of Idaho on January 19, 1965, and was a mining company in the exploration stage from its inception until it decided to abandon its status as an exploration stage enterprise by ceasing all exploration activities in 1994. The issuer was previously engaged in exploring for non-ferrous and precious metals, principally silver and lead. However, the issuer was unable to develop any commercial ore deposits, following many years of extensive exploration through geologic sampling and mapping, core drilling, and tunneling. The properties of the issuer are located in Bonner County, Idaho. See Item 2 of this report for a further description of the issuer's properties.

     The issuer's meager financial resources severely limit its ability to carry out the type of exploration activity that it performed in past years, and management considers it unlikely that the company will obtain additional funding with which to undertake such exploration.

(b)     (1)     The issuer does not produce any significant product, nor does it provide  any  significant  service.

        (2) There are no distribution requirements because there are no products or services.

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

       (10)     The  issuer  has  not  engaged   in  research  and   development
     activities  in  the  past  three  fiscal  years.






                           SILVER BUTTE MINING COMPANY
                            FORM 10-KSB ANNUAL REPORT
                                 August 31, 2000

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

ITEM  2.  DESCRIPTION  OF  PROPERTY.
------------------------------------

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

ITEM  3.  LEGAL  PROCEEDINGS.
-----------------------------

Management  is  unaware  of  any  pending  or  active  legal  proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
----------------------------------------------------------------------

None

                               SILVER BUTTE MINING COMPANY
                               FORM 10-KSB ANNUAL REPORT
                                   August 31, 2000

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.
--------------------------------------------------------------------------

   (a)  Market  information.  There  is no established market for  the  issuer's
Common Stock. The following bid prices are compiled by the Spokane Quotation Service. These over-the-counter bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                 FYE  8-31-2000              FYE  8-31-1999
                             ------------------------  -------------------------
                                   High          Low          High         Low
                                  -----         -----         -----       ------
First  Quarter Ended 11/30        $.06          $.02          $.01         $.01

Second  Quarter Ended 2/28        $.06          $.02          $.01         $.01

Third  Quarter Ended 5/31         $.06          $.02          $.01         $.01

Fourth  Quarter Ended 8/31        $.06          $.02          $.01         $.01


     (b) As of August 31, 2000, there were approximately 1,590 holders of record of the issuer's Common Stock.

     (c) The issuer has never paid cash dividends, and has no plans of paying dividends in the foreseeable future. There are no restrictions on the issuer's ability to pay dividends.

     The  issuer  has  sold  no  securities  within  the  last  three  years.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.
---------------------------------------------------------------------------

(a)  Does  not  apply.

(b)  Managements  Discussion  and Analysis of Financial Condition and Results of
Operations:

Revenues

     The Issuer has no material revenue from operations. The most significant sources of revenue of the issuer are interest from funds deposited in interest bearing accounts, dividends from equity securities, and waste rock sales. The issue's interest and dividend income are determined by market interest rates and the types of interest bearing accounts or instruments in which the funds are invested. The issuer expects that its income will decrease in future years because there will be a decreasing level of funds invested in interest of dividend bearing accounts. Net changes between the two years were deemed to be immaterial.

                               SILVER BUTTE MINING COMPANY
                               FORM 10-KSB ANNUAL REPORT
                                   August 31, 2000

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (continued)
-------------------------------------------------------------------------------

Expenses

     The registrant's expenses are incurred for the maintenance of the issuer's mining properties, including leased property, and for administrative expenses of the registrant. A net change between the three years was deemed to be immaterial.

Financial  Position

     Cash  and  cash equivalents  decreased  from  $6,893 on August 31, 1999 to
$5,652
at August 31, 2000. The registrant does not have any commitments or plans for capital expenditures that will require significant amounts of cash. Inflation does not have a material impact on the issuer's financial results.

Cash  Flows

     During the past three years the registrant used more cash for operating activities than it received from non-operating revenues. This was the result of the registrant continuing to incur more expenses than it generated in non-operating revenues. The registrant expects that its future cash required by operating activities will continue to exceed the cash that the registrant receives from non-operating revenues.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

     The registrant meets the requirements of an "Inactive Registrant" according to 210.3-11 of Regulation S-X. Those requirements, which describe the registrant for the fiscal year ended August 31, 2000, are as follows:

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

     The registrant's unaudited financial statements have been prepared by the registrant's accountant in accordance with generally accepted accounting principles.

The  financial statements are appended as pages F1 through F8 following page 11.

                               SILVER BUTTE MINING COMPANY
                               FORM 10-KSB ANNUAL REPORT
                                   August 31, 2000

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
----------------------

     None.

     The registrant's last audit of financial statements was performed for the fiscal year ended August 31, 1990. The registrant terminated audits of its financial statements following that year because the costs of the annual audits were seriously impairing the registrant's limited financial resources.

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
-------------------------------------------------------------------
PERSONS;COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT.
-----------------------------------------------------------------

(a)  Identification  of  Directors  and  Officers:

                                                               Shares
Name  and                  Years   Terms       Background      of Common
Positions  Held      Age   Served  Expire      Past 5 Years    Stock  Owned
-------------------  ---   ------  ---------   --------------  ------------

Terry McConnaughey    65                       Retired law          56,457
  President  and             4     5/1/2001    enforcement
  Director

Robert  J.  Evans     76                       Retired miner         8,000
Secretary/Treasurer         11     5/1/2001
  and  Director             19     5/1/2001

Joseph  Zinger        61                       Asst.                 1,000
  Director                   8     5/1/2001    superintendent

R.  Richard  Rice     56                       Accountant           29,000
 Director                   19     5/1/2001

Wayne  Hohman         61                       Retired educator     20,000
  Director                   4     5/1/2001

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

                               SILVER BUTTE MINING COMPANY
                               FORM 10-KSB ANNUAL REPORT
                                   August 31, 2000

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT.(Continued)
--------------------------------------------------------------------

Compliance  with  Section  16(a)  of  the  Exchange  Act.

     Officers, Directors, and beneficial owners of 10% or more of the issuer's Common Stock that failed to file on a timely basis the reports required by section  16(a)  of  the  Exchange  Act  based  on a review of Forms 3, 4, and 5:

None

ITEM  10.  EXECUTIVE  COMPENSATION.

     The following table sets forth, for the fiscal years ended August 31, 2000, 1999, and 1998, compensation paid by the registrant to the President, and Secretary/Treasurer and paid by Iron Mask Mining Company to the
Secretary/Treasurer for work performed for the benefit of the registrant. These are the only officers that received compensation in any of these years. The registrant has provided no stock options, warrants, or stock appreciation rights. There are no other employment contracts or incentive pay agreements with the officers, who are paid on an hourly basis for work performed according to the terms and rates approved by the Board of Directors.


                     Annual Compensation  Long Term Compensation
                     -------------------  ------------------------------
Name  and                                                   All  Other
Principal Position    Year     Salary     Bonus    Awards  Compensation
-------------------  ------  -----------  -----    ------  ------------

R.  Richard  Rice      2000  $  1,453        0        0          0
Former  President      1999       715        0        0          0
                       1998     4,970        0        0          0

Robert  J. Evans       2000  $  1,245        0        0          0
0Treasurer/            1998       825        0        0          0
Secretary              1999     1,940        0        0          0

Compensation of Directors: Each director receives $30 for each Board of Directors or committee meeting that the director attends.

                           SILVER BUTTE MINING COMPANY
                            FORM 10-KSB ANNUAL REPORT
                                 August 31, 2000


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.
-------------------------------------------------------------------------------

     (a) Security ownership of certain beneficial owners: No person of record is known to own more than 5% of the registrant's Common Stock.

     (b)       Security  ownership  of  management:


                   Name  and  address        Amount  and Nature       Percent
Title  of  Class   of Beneficial Owner     of Beneficial Ownership    of Class
-----------------  ----------------------  -------------------------  ---------

Common Stock       Terry McConnaughy               56,457               0.72%
                   Fry  Creek
                   Sandpoint,  ID

Common  Stock      Robert  J.  Evans                8,000               0.10%
                   P.O.  Box  178
                   Ponderay,  ID  83852

Common Stock       Joseph  Zinger                   1,000                 -

Common Stock       Wayne  Hohman                   20,000               0.26%
                   311 W. Montgomery Place
                   Post Falls, ID 83849

Common Stock       R.  Richard  Rice               29,000               0.37%

Common  Stock      Directors  and                 114,457               1.45%
                   Executive  Officers
                   as  a  Group

     (c) There are no contractual arrangements known to registrant that may result in a change in control of registrant.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
--------------------------------------------------------------

     None

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
-------------------------------------------------

     (a)  Exhibits  and  index  of  exhibits:

          None

     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended August 31, 2000.

                           SILVER BUTTE MINING COMPANY
                            FORM 10-KSB ANNUAL REPORT
                                 August 31, 2000

*******************************************************************************
                                    SIGNATURES
*******************************************************************************

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER  BUTTE  MINING  COMPANY
------------------------------
(Registrant)

By:  /s/Terry  McConnaughy          Date:     October  30,  2000
      Terry  McConnaughy

Title:  President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature            Title                            Date

/s/Terry McConnaughy        President (Principal Executive    October 30, 2000
Terry  McConnaughy          Officer)  and  Director


/s/Robert  J  Evans         Secretary/Treasurer               October  30, 2000
Robert  J.  Evans          (Principal  Financial  Officer
                            and  Director)

/s/Joseph  Zinger           Director                          October  30,  2000
Joseph  Zinger

/s/Wayne  Hohman            Director                          October  30,  2000
Wayne  Hohman

/s/R. Richard  Rice         Director                           October  30, 2000
--------------------
R.  Richard  Rice

                           SILVER BUTTE MINING COMPANY
                            FORM 10-KSB ANNUAL REPORT
                                 August 31, 2000

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       Number

Balance  Sheets  (unaudited)  August  31,  2000,  and  1999              F2

Income  Statements  (unaudited)  for  the  years  ended
     August  31,  2000,  and  1999                                       F3

Statements  of  Cash  Flows  (unaudited)  for  the  years  ended
     August  31,  2000,  and  1999                                       F4

Statements of Stockholders' Equity (unaudited) for the years ended
     August  31,  2000,  and  1999                                       F5

Notes  to  Financial Statements (unaudited) for the years ended
August  31,  2000  and  1999                                        F6 - F9

                         SILVER BUTTE MINING COMPANY
                          BALANCE SHEETS-UNAUDITED
                          August 31, 2000 and 1999

                                                        2000           1999
                                                    ------------   ------------

ASSETS
CURRENT  ASSETS
     Cash  and  cash  equivalents                   $       652    $     1,893
     Certificate  of  deposit  for  State  lease          5,000          5,000
     Marketable  securities                              64,177         64,521
     Accounts  receivable                                   839            829
     Prepaid  expenses                              667
                                                    ------------   ------------
          TOTAL  CURRENT  ASSETS                         70,668         72,910
                                                    ------------   ------------

PROPERTY,  PLANT  &  EQUIPMENT
     Properties                                           3,000          3,000
     Equipment  and  machinery                           19,704         19,704
     Accumulated  depreciation                          (19,704)       (19,704)
                                                    ------------   ------------
        TOTAL  Property,  Plant,  &  Equipment            3,000          3,000
                                                    ------------   ------------

          TOTAL  ASSETS                             $    73,668    $    75,910
                                                    ============   ============

                       LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT  LIABILITIES
     Accounts  payable                               $    1,400    $     2,283
                                                    ------------   ------------
         TOTAL  CURRENT  LIABILITIES                      1,400          2,283

SHAREHOLDERS'  EQUITY
     Capital  stock,  $.05  par  value
        per  share,  10,000,000  shares
        authorized,  7,828.748  shares
        issued  and  outstanding                        391,437        391,437
     Additional  paid-in  capital                       392,953        392,953
     Accumulated  deficit                              (712,122)      (710,763)
                                                    ------------   ------------
           TOTAL  SHAREHOLDERS'  EQUITY                  72,268         73,627
                                                    ------------   ------------

           TOTAL  LIABILITIES  AND  SHAREHOLDERS'
              EQUITY                                $    73,668    $    75,910
                                                    ============   ============









The  accompanying  notes  are  an  integral  part of these financial statements.

                           SILVER BUTTE MINING COMPANY
                           INCOME STATEMENTS-UNAUDITED
                  For the Years Ended August 31, 2000 and 1999

                                                        2000           1999
                                                    ------------   ------------

REVENUES

     Dividend  income                               $     3,656    $     3,185
     Interest  income                                     2,710            306
     Sale  of rock                                            0            504
     Miscellaneous  other  income                             0            117
                                                    ------------   ------------
          Total  revenue                                  6,366          4,112
                                                    ------------   ------------

EXPENSES
     Wages  and  other  compensation                      2,250          3,810
     Professional  services                               1,619          1,598
     Taxes  and insurance                                   216          1,054
     Rent                                                   700            646
     Office  expense                                        332            287
     Miscellaneous                                          168            849
                                                    ------------   ------------

          Total  expenses                                 5,285          8,244
                                                    ------------   ------------

LOSS  BEFORE  INCOME  TAXES                               (1,359)        (4,132)

INCOME  TAXES                                                -              -
                                                    ------------   ------------

NET  INCOME  (LOSS)                                 $    (1,359)   $    (4,132)
                                                    ============   ============

Income  (Loss) per Share of Common Stock            $     NIL      $     NIL
                                                    ============   ============

Outstanding,  Basic  and  Diluted
Weighted  Average  Number  of  Common  Shares         7,828,748      7,828,748
                                                    ============   ============

Outstanding,  Basic  and  Diluted















The  accompanying  notes  are  an  integral  part of these financial statements.

                           SILVER BUTTE MINING COMPANY
                        STATEMENT OF CASH FLOWS-UNAUDITED
                  For the Years Ended August 31, 2000, AND 1999



                                                        2000           1999
                                                    ------------   ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
     Net  Loss                                      $    (1,359)   $    (4,132)
     Adjustments to reconcile net income to net
        cash  used  in  operating  activities:
           Decrease  (decrease)  in  payables              (883)          (376)
           Decrease (increase) in prepaid expenses          667           (155)
           Decrease  (increase)  in  receivables            (10)           261
                                                    ------------   ------------
                Net  cash  used  in
                   operating  activities                 (1,585)        (4,402)
                                                    ------------   ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
     Dividends received and reinvested in
          marketable  securities                         (3,656)        (3,185)
     Marketable  securities  redeemed                     4,000          9,000
                                                    ------------   ------------
          Net  cash  provided  by  (used  in)
                   investing  activities                    344          5,815
                                                    ------------   ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES                    -              -
                                                    ------------   ------------

NET  INCREASE  (DECREASE)  IN  CASH  AND  CASH
   EQUIVALENTS                                           (1,241)         1,413

Cash and Cash Equivalents at Beginning of Year            1,893            480
                                                    ------------   ------------

Cash and Cash Equivalents at End of Year            $       652    $     1,893
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

                           SILVER BUTTE MINING COMPANY
                  STATEMENTS OF STOCKHOLDERS' EQUITY-UNAUDITED
                  For the Years Ended August 31, 2000, and 1999



                       Common  Stock
                 ------------------------   Additional      Accum-
                   Number        Par         Paid-in        ulated
                   Of Shares     Value       Capital        Deficit      Total
                 -----------  -----------  -----------  -----------  -----------

Balances,
September 1, 2000  7,828,748  $   391,437  $   392,953  $  (706,631) $   77,759

Net  loss                -            -            -         (4,132)     (4,132)
                 -----------  -----------  -----------  -----------  -----------
Balances,
August 31, 1999    7,828,748      391,437      392,953     (710,763)     73,627

Net  loss                -            -            -         (1,359)     (1,359)
                 -----------  -----------  -----------  -----------  -----------
Balances,
August 31, 2000    7,828,748  $   391,437  $   392,953  $  (712,122) $   72,268
                 ===========  ===========  ===========  ===========  ===========


































The  accompanying  notes  are  an  integral  part of these financial statements.

                           SILVER BUTTE MINING COMPANY
                     NOTES TO FINANCIAL STATEMENTS-UNAUDITED
                            August 31, 2000, and 1999

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

Note  2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

ACCOUNTING  METHOD
The Company's financial statements are prepared using the accrual method of accounting.

USE  OF  ESTIMATES
------------------
The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

CASH  AND  CASH  EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
The carrying of amounts for cash and cash equivalents, certificates of deposit, marketable securities, accounts receivable, and accounts payable approximate their fair value.

DERIVATIVE  INSTRUMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognized all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value.

At August 31, 2000, and 1999, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

                           SILVER BUTTE MINING COMPANY
                     NOTES TO FINANCIAL STATEMENTS-UNAUDITED
                            August 31, 2000, and 1999

Note  2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)


IMPAIRED  ASSET  POLICY
In  March  1995,  the  Financial  Accounting  Standards Board issued a statement
(SFAS) No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at August 31, 2000 or 1999.

PLANT  PROPERTY,  AND  EQUIPMENT  DEPRECIATION
See notes 4 and 5 regarding real property rights held by the Company. The Company also holds various items of fully depreciated mining equipment with an estimated realizable value at August 30, 2000 of $4,000.

COMPENSATED  ABSENCES
The Company's compensates its officers and considers them employees. However, the employees are not entitled to paid vacations or sick leave. Accordingly, as of August 31, 2000, and 1999, no amount has been recorded as accrued vacation or sick pay.

INCOME  TAXES
Accounting  for  income  taxes  is  discussed  in  Note  5.

BASIC  AND  DILUTED  LOSS  PER  SHARE
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

RECLASSIFICATIONS
Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

YEAR  2000
The Company, like other firms, could be adversely affected if the computer systems used by it, or its suppliers or customers do not properly process and calculate date-released information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could not impact non-computer systems and devices such as production equipment.

Management believes that Year 2000 issues should not adversely affect the ability of its clients and customers to conduct business with the Company. As of August 31, 2000, the Company has not experienced any significant problems. Any costs associated with Year 2000 compliance will be expensed when incurred.

                           SILVER BUTTE MINING COMPANY
                     NOTES TO FINANCIAL STATEMENTS-UNAUDITED
                            August 31, 2000, and 1999

Note  3.     MARKETABLE  SECURITIES

     The Company has invested in certain money market fund equity securities which it considers as available for sale according to Statement of Financial Accounting Standards (SFAS) 115 "Accounting for certain investments in debt and equity securities." Unrealizing holdings gains and losses on such securities are not expected, but will be excluded from earnings and reported as a separate component of shareholders' equity, if gains or losses occur. The cost of these marketable equity securities, when sold, will be determined by the specific identification method.

Note  4.     PROPERTIES

     The Company owns mining properties consisting of the mineral rights to eleven patented mining claims covering approximately 165 acres and one acre of deeded land near Mirror Lake in Bonner County, Idaho. The Company is also the lessee of a parcel of State of Idaho land which is more fully described in
Note  5.

Note  5.     MINERAL  LEASE

     The Company holds a mineral lease from the State of Idaho on approximately 200 acres of land in Bonner County, Idaho. The lease is dated January 1, 1998, has a 10 year life that expires on December 31, 2007, and is renewable at the Company's option for another 10 years. The Company may surrender the lease by providing the Idaho Department of Lands a written notice 30 days prior to its intended surrender date. The minimum annual rent is $200 per year. The Company is also required to prepay a minimum royalty of $500 per year for the first five years of the lease, and $1,000 per year for the second five years of the lease. The total minimum rent commitment over the next five years is $3,500 if the Company does not surrender the lease prior to the fifth year. The lease's production royalty rates are 5% of net smelter returns for metalliferous minerals, and $.50 per cubic yard of waste rock. Production from the lease has been limited to small amounts of waste rock. The Company has provided a $5,000 certificate of deposit in favor of the State of Idaho in lieu of a conditional bond to assure the Company's compliance to the terms of the lease.


Note  6.     INCOME  TAXES

     The Company had at August 31, 2000, $301,432 of net operating loss carryovers for Federal income tax purposes that expire on August 31 of the years shown below:

          2001        $2,299               2008            $269,988
          2002         3,786               2009               2,989
          2003         2,922               2012               3,646
          2006         1,892               2013               7,657
          2007           762               2014               4,132
                                           2015               1,359

                           SILVER BUTTE MINING COMPANY
                     NOTES TO FINANCIAL STATEMENTS-UNAUDITED
                            August 31, 2000, and 1999

Note  6.     INCOME  TAXES  (continued)

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement establishes the criteria to be used for recognizing deferred tax assets and deferred tax liabilities.
These assets and liabilities result from temporary differences between tax expense or benefit calculated for tax reporting purposes and the tax expense or benefit calculated for financial reporting purposes. The Company has no deferred tax liabilities. A deferred tax asset for the remaining net operating loss carryovers is fully reserved because management does not believe that it is more likely than not that the carryovers will be utilized, and because it is uncertain if the Company will realize any future taxable income.

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