Form 10QSB
period 2000-11-30
SILVER BUTTE MINING CO
filed 2001-01-16
CIK 90310

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Quarterly report under Section 13 of 15(d) of the Securities Exchange Commission
                                   Act of 1934

                For the quarterly period ended November 30, 2000

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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  (X)        No  (  )

The number of shares of Common Stock, $.05 par value, outstanding as of November 30, 2000, was 7,828,748.


DOCUMENTS  INCORPORATED  BY  REFERENCE:  NONE

Transitional  Small  Business  Disclosure  Format  (Check One):  yes ( )  No (X)

                           Silver Butte Mining Company
                           Form 10QSB Quarterly Report
                                November 30, 2000



INDEX
                                                                          Page
                                                                         Number
Part  I-  FINANCIAL  INFORMATION

Item  1.  Condensed  Financial  Statements

     Balance Sheets, November 30, 2000, and August 31, 2000                  3

     Income statements for the three months ended
     November 30, 2000, and 1999                                             4

     Cash Flow Statements for the three months ended
     November 30, 2000, and 1999                                             5

     Notes  to  Condensed  Financial  Statements                             6

Item  2.  Management's Discussion and Analysis of Financial condition and
      Results  of  Operations                                              6-7

Signature  Page                                                              7

                           Silver Butte Mining Company
                            Condensed Balance Sheets
                      November 30, 2000, and August 31, 2000

                                              November 30,      August 31,
                                                 2000              2000
                                             --------------   --------------

ASSETS

CURRENT  ASSETS
Cash and cash equivalents                    $         255    $         652
Certificate of deposit for State lease               5,022            5,000
Marketable securities                               65,199           64,177
Accounts receivable                                    817              839
                                             --------------   --------------

TOTAL  CURRENT  ASSETS                              71,293           70,668

PROPERTY,  PLANT  &  EQUIPMENT
Properties                                           3,000            3,000
Equipment and machinery                             19,704           19,704
Accumulated depreciation                           (19,704)         (19,704)
                                             --------------   --------------
TOTAL FIXED ASSETS                                   3,000            3,000
                                             --------------   --------------

TOTAL  ASSETS                                $      74,294    $      73,668
                                             ==============   ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT  LIABILITIES
Accounts payable                             $       1,400    $       1,400
                                             --------------   --------------
TOTAL  CURRENT  LIABILTITES                          1,400            1,400

SHAREHOLDERS'  EQUITY
Common stock, $.05 par value authorized
  10,000,000 shares, issued and outstanding,
  7,828,748  shares                                391,437          391,437
Additional paid-in capital                         392,953          392,953
Accumulated deficit                               (711,497)        (712,122)
                                             --------------   --------------
TOTAL  SHAREHOLDER'S  EQUITY                        72,893           72,268
                                             --------------   --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $      74,293    $      73,668
                                             ==============   ==============










    The accompanying notes are an integral part of these financial statements
                                     Page 3

                           Silver Butte Mining Company
                           Condensed Income Statements
              For the Three Months Ended November 30, 2000 and 1999


                                                     Three Months Ended
                                           November 30, 2000   November 30, 1999
                                           -----------------   -----------------
REVENUES
Dividend income                            $          1,022    $            822
Interest income                                          80                  68
                                           -----------------   -----------------

Total  Revenues                                       1,102                 890
                                           -----------------   -----------------

EXPENSES
Wages and other compensation                            -                   -
Professional services                                    51                 120
Taxes and insurance                                     104                 -
State lease                                             175                 175
Office expense                                           21                  48
Miscellaneous                                           125                   4
                                           -----------------   -----------------


Total Expenses                                          476                 347
                                           -----------------   -----------------

INCOME  (LOSS)  BEFORE  INCOME  TAXES                   626                 543

INCOME  TAXES                                           -                   -
                                           -----------------   -----------------

NET  INCOME  (LOSS)                        $            626    $            543
                                           =================   =================

Income (Loss) per Share of
Common Stock Outstanding                   $          0.0001   $          0.0001
                                           =================   =================

Weighted Average Number of
  Common  Shares  Outstanding                      7,828,748           7,828,748
                                           =================   =================















   The accompanying notes are an integral part of these financial statements.
                                     Page 4

                           Silver Butte Mining Company
                       Condensed Statements of Cash Flows
              For the Three Months Ended November 30, 2000 and 1999


                                                   Three Months Ended
                                               November 30,    November 30,
                                                   2000            1999
                                               -------------  -------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES

Net  income  (loss)                            $        626   $        543
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating  activities:
    Increase in payables                                  0            151
    Decrease in prepaid expenses                          0            175
    Increase in receivables                               0              0
                                               -------------  -------------

Net cash provided by operating activities               626            869
                                               -------------  -------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

Decrease (increase) in marketable securities         (1,022)          (822)
                                               -------------  -------------
Net cash provided by (used in)
  Investment activities                              (1,022)          (822)
                                               -------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS              (396)            47

Cash and Cash Equivalents at
   Beginning of Period                                5,647          1,893
                                               -------------  -------------


Interest expense paid                          $        -     $        -
                                               =============  =============
Income taxes paid                              $        -     $        -
                                               =============  =============
















   The accompanying notes are an integral part of these financial statements.
                                     Page 5

                           Silver Butte Mining Company
                     Notes to Condensed Financial Statement
                                November 30, 2000

Note  1.  PRESENTATION  OF  INTERIM  INFORMATION

     The accompanying unaudited condensed financial statements have been prepared by Silver Butte Mining Company's management. In management's opinion, these condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 2000, and the results of operations for the three months ended November 30, 2000, and 1999, and cash flows for the three months ended November 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The condensed financial statements and notes are presented as permitted by Form 10QSB, and do not contain certain information that is included in the Company's annual financial statements.

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

Item 2. MANAGEMENT'S DISCUSSIONAND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATION

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

OVERVIEWS

     The Company's management determined in 1994 that the Company did not have the financial resources to continue to explore for a commercial ore deposit after many years of unsuccessful efforts. The Company has performed some reclamation work on its mining properties since 1994, and is soliciting buyers for its remaining real estate and mining equipment. The Company is seeking out there business opportunities. Management is unaware of any such opportunities at this time and will disclose such opportunities when and if they should arise.

                           Silver Butte Mining Company
                     Notes to Condensed Financial Statement
                                November 30, 2000

RESULTS  OF  OPERATION

REVENUES.     The  Company's dividend and interest income increased slightly for the quarter ended November 30, 2000, compared to the same period ended November 30, 1999.

The Company made no waste rock sales and had no miscellaneous other income in the quarter ended November 30, 2000, in the quarter ended November 30, 1999.
The  Company  will  continue  to  solicit  buyers  for  its  waste  rock.

EXPENSES.      Expenses  were comparable in the quarter ended November 30, 2000, when compared to the quarter ended November 30, 1999. The Company's management intends to begin actively seeking out other business opportunities.

FINANCIAL  POSITION.     There  were very little changes in the Company's assets
and liabilities in the quarter ended November 30, 2000, compared to the fiscal year ended August 31, 1999.

CASH FLOWS. Cash and cash equivalents were substantially unchanged during the quarter ended November 30, 2000, compared to the fiscal year ended August 31, 1999. The dividend income for the quarter was reinvested in marketable securities. The Company's management plans to use cash provided by the sale of marketable securities to fund operations during the remaining quarters of the fiscal year. The Company has no plans for capital expenditures that will require significant amounts of cash.

SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SILVER  BUTTE  MINING  COMPANY


Date:  December  28,  2000.               /S/  Robert  J.  Evans
                                          ----------------------
                                          Robert  J.  Evans
                                         (Principal  Financial  Officer)