Form 10QSB
period 2001-02-28
SILVER BUTTE MINING CO
filed 2001-05-15
CIK 90310

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE COMMISSION ACT OF 1934

             For the quarterly period ended February 28, 2001

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

                 Yes    ( )            No (X)This report is being filed late


The number of shares of Common Stock, $.05 par value, outstanding as of February 28,2001, was 7,828,748.



DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (Check One):  Yes ( ) No (X)
















Document page 1 of 8
SILVER  BUTTE  MINING  COMPANY
FORM  10-QSB  QUARTERLY  REPORT
February 28,2001



INDEX

                                                                   Page
                                                                  Number

Part  I - FINANCIAL  INFORMATION

Item  1.  Condensed  Financial  Statements

     Balance Sheets, February 28, 2001, and August 31, 2000         3

     Income statements for the three months
          ended February 28, 2001, and February 29, 2000            4

     Cash Flow Statements for the three months ended
          February 28,2001 and February 29, 2000                    5

     Notes  to  Condensed  Financial  Statements                    6

Item  2.  Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations        7

Signature  Page                                                     8

































Document page 2 of 8
SILVER BUTTE MINING COMPANY
CONDENSED BALANCE SHEETS
February 28, 2001 and August 31, 2000


                                             February 28,        August 31,
                                                 2001              2000
                                             ____________      ____________


ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $     1,270       $       674
     Certificate of deposit State lease            5,000             5,000
     Marketable securities                        64,713            64,177
     Accounts receivable                             817               817
     Prepaid expenses
                                             ____________      ____________

         TOTAL CURRENT ASSETS                     71,800            70,668

PROPERTY, PLANT & EQUIPMENT
     Properties                                    3,000             3,000
     Equipment and machinery                      19,704            19,704
     Accumulated depreciation                    (19,704)          (19,704)
                                             ____________      ____________
                                                   3,000             3,000
                                             ____________      ____________

TOTAL ASSETS                                 $    74,800       $    73,668
                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                          $     1,400       $     1,400
                                             ____________      ____________

         TOTAL CURRENT LIABILITIES                 1,400             1,400
                                             ____________      ____________
SHAREHOLDERS' EQUITY

     Common stock, $.05 par value
       authorized 10,000,000 shares,
       issued and outstanding,
       7,828,748 shares                          391,437           391,437
     Additional paid-in capital                  392,953           392,953
     Accumulated deficit                        (710,990)         (712,122)

                                             ____________      ____________

         TOTAL SHAREHOLDERS' EQUITY               73,400            72,268
                                             ____________      ____________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    74,800       $    73,668
                                             ============      ============


The accompanying notes are an integral part of these financial statements.

Document page 3 of 8
SILVER BUTTE MINING COMPANY
CONDENSED INCOME STATEMENTS
For the Three and Six Months Ended February 29, 2000 and February 28,2001

                             Three Months Ended                    Six Months Ended
                        __________________________           __________________________
                        February 29,  February 28,           February 29,   February 28,
                            2000         2001                     2000          2001
                        ____________  ____________           ___________    ___________
REVENUES
  Dividend income      $       750    $    1,014	                  1,572          2,036
  Interest income               67            78	                    134            158
  Rock sales                    -              -                    -              -
  Misc. other income            -              -
                        ____________  ____________           ___________    ___________

       Total Revenues          817         1,092	                  1,706          2,194
                        ____________  ____________           ___________    ___________


EXPENSES
  Wages and other
    compensation              985          -                      1,034            -
  Professional
    services                1,026           565	                   1,135            616
  Taxes and insurance          48           -                        -	             104
  Rent                        700	           875                     175
  Office expense               27            21                      85            125
  Miscellaneous                -	              4                      42            -
                        ____________  ____________          ____________    ___________

        Total Expenses      2,786           586	                   3,133          1,062
                        ____________  ____________          	____________    ___________

INCOME (LOSS) BEFORE       (1,969)          506	                  (1,427)         1,132
  INCOME TAXES

INCOME TAXES                    -             -                      -	              -
                       ____________  ____________           ____________    ____________

NET INCOME (LOSS)       $  (1,969)   $      506	             $    (1,427)    $     1,132
                       ============  ============           ============    ============

Income (Loss) per Share
  Of Common Stock
  Outstanding           $(0.0003)  $   (0.0001)             $    (0.0002)   $    (0.0001)
                       ============  ============           	=============    ============

Weighted Average Number
  Of Common Shares
  Outstanding           7,828,748     7,828,748                7,828,748      7,828,748
                       ============  ============           =============    ============





The accompanying notes are an integral part of these financial statements.

Document page 4 of 8
SILVER BUTTE MINING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended February 29, 2000 and February 28,2001



                                                   Six Months Ended
                                             ______________________________
                                             February 29,      February 28,
                                                 2000              2001
                                             ____________      ____________




CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                          $    (1,427)      $      1,132
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Increase in payables                          (516)               -
      Decrease in prepaid expenses                   176                -
      Decrease in receivables                          1                -
                                             ____________      ____________
           Net cash provided by (used in)
             operating activities                 (1,766)            1,132
                                             ____________      ____________

CASH FLOWS FROM INVESTING ACTIVITIES

      Decrease (increase) in marketable
        securities                                   426              (536)
                                             ____________      ____________
           Net cash provided by (used in)
              investing activities                   426              (536)
                                             ____________      ____________

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                      (1,340)              596

Cash and Cash Equivalents at Beginning
  of Period                                        6,893             5,674
                                             ____________      ____________

Cash and Cash Equivalents at End of Period   $     5,553       $     6,270
                                             ============      ============

Interest expense paid                        $       -         $       -
                                             ============      ============


Income taxes paid                            $       -         $       -
                                             ============      ============





The accompanying notes are an integral part of these financial statements.

Document page 5 of 8

SILVER  BUTTE  MINING  COMPANY
NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS-UNAUDITED
February 28,2001

Note  1.     Presentation  of  Interim  Information

The accompanying unaudited condensed financial statements have been prepared by Silver Butte Mining Company's management. In management's opinion, these condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of February 28,2001, and the results of operations for the three months ended February 28,2001 and February 29, 2000,and cash flows for the three months ended February 28,2001 and February 29, 2000. Interim results are not necessarily indicative of results for a full year.

The condensed financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information that is included in the Company's annual financial statements.


Note  2.     Company  Business

The Company was incorporated under the laws of the State of Idaho on January 19, 1965, and was in the exploratory mining stage from its inception until it abandoned its status as a development stage enterprise by ceasing all mine exploration activities in 1994. The company's mine exploration efforts developed no commercial ore deposits, and all capitalized mining costs were written off. The Company continues to search for new business opportunities.
The Company's financial resources limit its ability to carry out the type of mining exploration activity that it performed in past years, and the
Company's management considers it unlikely that the Company will obtain additional funding with which to undertake such exploration in the future


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




















Document  page  6  of  8
SILVER  BUTTE  MINING  COMPANY
FORM  10-QSB  QUARTERLY  REPORT
February 28, 2001


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

OVERVIEW

The Company's management determined in 1994 that the Company did not have the financial resources to continue to explore for a commercial ore deposit after many years of unsuccessful efforts. The Company has performed some reclamation work on its mining properties since 1994, and is soliciting buyers for its remaining real estate and mining equipment. The Company is seeking out other business opportunities. Management is unaware of any such opportunities at this time and will disclose such opportunities when and if these should arise.

RESULTS  OF  OPERATIONS

REVENUES. The Company's only income during the current year has been interest income and dividend income.

The company may continue to sell marketable securities, if necessary, during the balance of the fiscal year to provide cash for operating expenses in excess of income.





























Document  page  7  of  8
SILVER  BUTTE  MINING  COMPANY
FORM  10-QSB  QUARTERLY  REPORT
February 28, 2001






SIGNATURE


     In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SILVER  BUTTE  MINING  COMPANY
(Registrant)


     Date: May 11,2001                /s/    TERRY MCCONNAUGHEY
                                      --------------------------------------
                                      Terry McConnaughey, President
                                      (Principal  Executive  Officer)