Form 10KSB
period 2001-08-31
SILVER BUTTE MINING CO
filed 2001-11-14
CIK 90310

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES  EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2001
                          Commission file number 1-5970
                           Silver Butte Mining Company
               (Name of small business registrant in its charter)

          Idaho                                            82-0263301
(State or other jurisdiction of                     (IRS Employer Id. Number)
incorporation  or  organization)

    520  Cedar  Street,  Sandpoint,  ID                       83864
(Address  of  principal  executive  offices)               (Zip  Code)

Registrant's  telephone  number:  (208)  263-5154

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

    Title  of  each  class:         Name  of  each exchange on which  registered
Common  stock,  $.05  per  share                      None  *

*  The  shares  of  the  registrant  are quoted by the Spokane Quotation Bureau.

Securities  registered  under  section  12(g)  of  the  Exchange  Act:

None

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes  _X_  No  ___

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
State  registrant's  revenues  for  its  most  recent  fiscal  year:  $3,894

     The aggregate market value of voting stock held by nonaffiliates computed by reference to the average bid and asked prices as of August 31, 2001, was $152,840

     The number of shares of Common Stock, $.05 par value, outstanding as of August 31, 2001 was 8,015,415.

DOCUMENTS  INCORPORATED  BY  REFERENCE:  None



This  Form 10-KSB consists of 20 pages.  The Table of Contents is listed on page
2.

                          SILVER BUTTE MINING COMPANY
                           FORM 10-KSB ANNUAL REPORT
                               August 31, 2001

TABLE OF CONTENTS

                                    Page No.
                                    --------

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

Financial  Statements                                                 F1-F9

                           SILVER BUTTE MINING COMPANY
                            FORM 10-KSB ANNUAL REPORT
                                 August 31, 2001

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.
------------------------------------

(a) Silver Butte Mining Company ("registrant") was incorporated under the laws of the State of Idaho on January 19, 1965, and was a mining company in the exploration stage from its inception until it decided to abandon its status as an exploration stage enterprise by ceasing all exploration activities in 1994. The registrant was previously engaged in exploring for non-ferrous and precious metals, principally silver and lead. However, the registrant was unable to develop any commercial ore deposits, following many years of extensive exploration through geologic sampling and mapping, core drilling, and tunneling. The properties of the registrant are located in Bonner County, Idaho. See Item 2 of this report for a further description of the registrant's properties.

     The registrant's meager financial resources severely limit its ability to Carry out the type of exploration activity that it performed in past years, and management considers it unlikely that the registrant will obtain additional funding with which to undertake such exploration.

(b)     (1)     The  registrant  does  not  produce any significant product, nor does  it  provide  any  significant  service.

        (2) There are no distribution requirements because there are no products or services.

        (3)     There have been no publicly announced new  products or services.

        (4) There is no competition to the registrant in maintenance of its properties.

        (5)     The  registrant  does not make significant use of raw materials.

        (6)     The  registrant  does  not  have  any  significant  customers.

        (7) The registrant does not have any patents, trademarks, licenses, franchises, concessions, or labor contracts. The registrant has a mineral lease with the State of Idaho that requires minimum royalty prepayments of $500 per year, and production royalties of 5% of net smelter returns on metalliferous minerals, and $.50 per cubic yard of waste rock. The lease was cancelled in the year 2001.

        (8) The registrant would need government approval to reactivate any future exploration programs, however the registrant has no plans of engaging in future exploration.

        (9) Government regulations have not had a significant effect on the registrant's business.

       (10) The registrant has not engaged in research and development activities in the past three fiscal years.

                           SILVER BUTTE MINING COMPANY
                            FORM 10-KSB ANNUAL REPORT
                                 August 31, 2001

       (11) There have been no material effects on or costs to the registrant's business as a result of complying with government regulations protecting the environment. The registrant has a $5,000 certificate of deposit in favor of the State of Idaho that serves as a bond to assure that the leased property will be returned to the State in satisfactory condition. It is expected that all of the bond will be returned before December 31, 2001.

       (12)     The  registrant  had  no  paid  employees  during  the  year.

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

3. Mineral lease number 4004 with the State of Idaho dated January 1, 1998, on the East 1650 feet of Section 36, Township 56 North, Range 1 West Boise Meridian, Bonner County, Idaho, comprises about 200 acres. This lease provides for annual minimum rent of $200 per year, and minimum prepaid royalties of $500 per year during the first five years, and $1,000 during the next five years. Production royalties rates are 5% of net smelter returns on the value of metalliferous ore produced, and $.50 per cubic yard of waste rock removed. The lease was discontinued in March 2001.

     There  are  no  known  commercial  ore  deposits  on any of the properties.

ITEM  3.  LEGAL  PROCEEDINGS.
-----------------------------

Management  is  unaware  of  any  pending  or  active  legal  proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
----------------------------------------------------------------------

None

                           SILVER BUTTE MINING COMPANY
                            FORM 10-KSB ANNUAL REPORT
                                 August 31, 2001

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.
--------------------------------------------------------------------------
 (a) Market information. There is no established market for the registrant's Common Stock. The following bid prices are compiled by the Spokane Quotation Service. These over-the-counter bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                  FYE  8-31-2001             FYE  8-31-2000
                                 ----------------         --------------------
                                  High       Low           High          Low
First Quarter Ended 11/30        $ 1/32      $.01          $.06          $.02

Second Quarter Ended 2/28        $ 1/32      $.01          $.06          $.02

Third Quarter Ended 5/31         $ 1/32      $.01          $.06          $.02

Fourth Quarter Ended 8/31        $ 1/32      $.01          $.06          $.02

     (b) As of August 31, 2001, there were approximately 1,592 holders of record of the registrant's Common Stock.

     (c) The registrant has never paid cash dividends, and has no plans of paying dividends in the foreseeable future. There are no restrictions on the registrant's ability to pay dividends.

     The registrant has sold no securities within the last three years, but did issue 186,667 shares in payment of a debit incurred in the year 1993.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.
---------------------------------------------------------------------------

(a)  Does  not  apply.

(b)  Management's  Discussion and Analysis of Financial Condition and Results of
Operations:

Revenues

     The Registrant has no material revenue from operations. The most significant sources of revenue of the registrant are interest from funds deposited in interest bearing bank accounts and waste rock sales. The registrant's interest income is determined by market interest rates and the types of interest bearing accounts or instruments in which the funds are invested. The registrant expects that its income will decrease in future years because there will be a decreasing level of funds invested in interest bearing accounts. Net changes in the years ended August 31, 2001, 2000, and 1999 were deemed to be immaterial.

                           SILVER BUTTE MINING COMPANY
                            FORM 10-KSB ANNUAL REPORT
                                 August 31, 2001

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.
---------------------------------------------------------------------------
(continued)

Expenses

     Registrant's expenses are incurred for the maintenance of the registrant's mining properties, including leased property, and for administrative expenses of the registrant. A net change between the past two years was not significant. Expenses in 1999 were greater due to higher compensation, property taxes and insurance costs

Financial  Position

     Cash and cash equivalents increased from $652 on August 31, 2000 to $1,296 at August 31, 2001. The registrant does not have any commitments or plans for capital expenditures that will require significant amounts of cash.
Inflation does not have a material impact on the registrant's financial results.

Cash  Flows

     The decrease in cash used in operations from fiscal years ended August 31, 1999 to august 31, 2000 was due to greater expenses incurred during 1999. Cash was provided by operations during the fiscal year ended 2001 from an increase in accounts payable.

     Cash provided by investing activities is interest earnings from the Registrant's money market mutual funds. Cash is withdrawn to cover incurred expenses. Amounts withdrawn in 1999 were greater than 2000 and 2001 because of greater expenses.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------
The financial statements of the registrant are appended as pages F1 through F9 following page 11.

                           SILVER BUTTE MINING COMPANY
                            FORM 10-KSB ANNUAL REPORT
                                 August 31, 2001


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

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
-------------------------------------------------------------------
PERSONS;COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT.
-----------------------------------------------------------------

(a)  Identification  of  Directors  and  Officers:
                                                                      Shares
                                                                      of common
Name and                 Years       Terms     Background             stock
Positions Held      Age  Served      Expire    Past  5  Years         owned
------------------  ---  ----------  --------  ---------------------  ---------
Terry McConnaughey   65                         Retired law             56,457
President  and                4      5/1/2002   enforcement
Director

Robert J. Evans      76                         Retired miner            8,000
Secretary/Treasurer          11      5/1/2002
and Director                 19      5/1/2002

Joseph  Zinger       61                         Asst. superintendent     1,000
Director                      8      5/1/2002

R.  Richard  Rice    56                         Accountant              29,000
Director             19              5/1/2002


Wayne  Hohman        61                         Retired  educator       20,000
Director                      4      5/1/2002

Donald  L.  Hess     72                         Accountant             258,942
  Director                    1      5/1/2002

     (b)       There  are  no  other  significant  employees  of the registrant.

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

                           SILVER BUTTE MINING COMPANY
                            FORM 10-KSB ANNUAL REPORT
                                 August 31, 2001

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT.(Continued)
---------------------------------------------------------

Compliance  with  Section  16(a)  of  the  Exchange  Act.

   Officers, Directors, and beneficial owners of 10% or more of the registrant's Common Stock that failed to file on a timely basis the reports required by section  16(a)  of  the  Exchange  Act  based  on a review of Forms 3, 4, and 5:

None

ITEM  10.  EXECUTIVE  COMPENSATION.

     The following table sets forth, for the fiscal years ended August 31, 2001, 2000, and 1999 compensation paid by the registrant to the former President, and Secretary/Treasurer and paid by Silver Butte Mining Company to the Secretary/Treasurer for work performed for the benefit of the registrant. These are the only officers that received compensation in any of these years. The registrant has provided no stock options, warrants, or stock appreciation rights. There are no other employment contracts or incentive pay agreements with the officers, who are paid on an hourly basis for work performed according to the terms and rates approved by the Board of Directors.

                                              Long  Term
                    Annual  Compensation      Compensation
                    ----------------------    --------------------
Name  and                                             All Other
Principal  Position  Year   Salary   Bonus    Awards  Compensation
-------------------  ----   ------   -----    ------  ------------
R.  Richard  Rice     2001  $  NONE
Former  President     2000     1,453    0        0          0
                      1999       715    0        0          0


Robert  J.  Evans     2001  $  NONE
Treasurer/            2000     1,245    0        0          0
Secretary            1999      1,940    0        0          0

Compensation of Directors: Each director receives $30 for each Board of Directors or committee meeting that the director attends.

The registrant paid the Columbia Stock Transfer Company owned by Donald. L. Hess, Director, $1,994 for stock transfer services and a shareholder address correction program during the year ended August 31, 2001. The registrant also paid the Donald L. Hess P.A. accounting firm $1,425 for services during the fiscal year ended August 31, 2001. In addition the registrant issued the Columbia Stock Transfer Company 186,667 shares of capital stock during they ear ended August 31, 2001 pursuant to a year 1993 agreement.

                           SILVER BUTTE MINING COMPANY
                            FORM 10-KSB ANNUAL REPORT
                                 August 31, 2001

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.
-------------------------------------------------------------------------------

     (a) Security ownership of certain beneficial owners: No person of record is known to own more than 5% of the registrant's Common Stock.

     (b)       Security  ownership  of  management:

                   Name  and  address       Amount  and Nature        Percent
Title  of  Class   of Beneficial Owner      of Beneficial Ownership   of Class
-----------------  ----------------------  -------------------------  ---------

Common Stock       Terry McConnaughy               56,457               0.71%
                   Fry  Creek
                   Sandpoint,  ID

Common  Stock      Robert  J.  Evans                8,000               0.10%
                   P.O.  Box  178
                   Ponderay,  ID  83852

Common Stock       Joseph Zinger                    1,000                  -

Common Stock       Wayne Hohman                    20,000               0.26%
                   311 W. Montgomery Place
                   Post  Falls,  ID  83849

Common  Stock      R.  Richard  Rice               29,000                .36%
                   1314  "J"  St  Apt  B
                   Eureka,  CA  95501

Common  Stock      Donald L. Hess                  258,942              3.23%
                   2852  E.  Harrison  Ave
                   Coeur d' Alene, ID 83814

Common  Stock      Directors  and                  373,399              4.66%
                   Executive  Officers
                   as  a  Group


     (c) There are no contractual arrangements known to registrant that may result in a change in control of registrant.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
--------------------------------------------------------------

     None

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
-------------------------------------------------

     (a)  Exhibits  and  index  of  exhibits:

          None

     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended August 31, 2001.

                           SILVER BUTTE MINING COMPANY
                            FORM 10-KSB ANNUAL REPORT
                                 August 31, 2001

*******************************************************************************
                                    SIGNATURES
*******************************************************************************

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER  BUTTE  MINING  COMPANY
------------------------------
(Registrant)

By:  /s/Terry  McConnaughey          Date:     October  17,  2001
---------------------------                    ------------------
Terry  McConnaughey
Title:  President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                            Date
-----------------------  -------------------------------  ----------------

/s/Terry McConnaughey    President (Principal Executive   October 17, 2001
--------------------
Terry  McConnaughey      Officer)  and  Director


/s/Robert  J  Evans      Secretary/Treasurer              October  17, 2001
--------------------
Robert  J.  Evans        (Principal Financial Officer)
                          and  Director

/s/Joseph  Zinger        Director                         October  17,  2001
--------------------
Joseph  Zinger

/s/Wayne  Hohman         Director                         October  17,  2001
--------------------
Wayne  Hohman

/s/Donald  L.  Hess      Director                         October  17,  2001
-------------------
Donald  L.  Hess

                           SILVER BUTTE MINING COMPANY
                            FORM 10-KSB ANNUAL REPORT
                                 August 31, 2001

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page


Balance  Sheets  (unaudited)  August  31,  2001,  and  2000         F2

Income  Statements  (unaudited)  for  the  years  ended
     August  31,  2001,  2000  and  1999                            F3
Statements of Cash Flows (unaudited) for the years ended
     August  31,  2001,  2000  and  1999                            F4

Statements of Stockholders' Equity (unaudited) for the years
     Ended August  31,  2001,  2000  and  1999                      F5

Notes to Financial Statements (unaudited) for the years ended
      August  31,  2001,  2000  and  1999                        F6-F9

                          SILVER BUTTE MINING COMPANY
                           BALANCE SHEETS-UNAUDITED
                           August 31, 2001 and 2000

                                                       2001            2000
                                                   -------------  -------------
                                      ASSETS
CURRENT  ASSETS
     Cash  and  cash  equivalents                  $     1,296   $         652
     Certificate  of  deposit  for  State  lease          5,000          5,000
     Money  market  mutual  fund                         65,159         64,177
     Accounts  receivable                                   839            839
                                                   -------------  -------------

          TOTAL  CURRENT  ASSETS                         72,294         70,668
                                                   -------------  -------------

PROPERTY,  PLANT  &  EQUIPMENT
     Properties                                           3,000          3,000
     Equipment  and  machinery                            1,500         19,704
     Accumulated  depreciation                           (1,500)       (19,704)
                                                   -------------  -------------

TOTAL  Property,  Plant,  &  Equipment                    3,000          3,000
                                                   -------------  -------------

          TOTAL  ASSETS                            $     75,294   $     73,668
                                                   =============  =============

                       LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT  LIABILITIES
     Accounts  payable                             $      3,044   $      1,400
                                                   -------------  -------------

     TOTAL  CURRENT  LIABILITIES                          3,044          1,400
                                                   -------------  -------------

SHAREHOLDERS'  EQUITY
     Capital  stock,  $.05  par  value
       per  share, 10,000,000 shares
       authorized, issued  and outstanding,
       8,015,415  shares  at  8-31-01                   400,771            -
       7,828,748  shares  at  8-31-00                       -          391,437
     Additional  paid-in  capital                       385,019        392,953
     Accumulated  deficit                              (713,540)      (712,122)
                                                   -------------  -------------

           TOTAL  SHAREHOLDERS'  EQUITY                  72,250         72,268
                                                   -------------  -------------

TOTAL  LIABILITIES  AND  SHAREHOLDERS' EQUITY      $     75,294   $     73,668
                                                   =============  =============







   The accompanying notes are an integral part of these financial statements.

                           SILVER BUTTE MINING COMPANY
                           INCOME STATEMENTS-UNAUDITED
               For the Years Ended August 31, 2001, 2000, and 1999



                                          2001            2000           1999
                                       -------------  -------------  -------------
REVENUES

Interest  income                       $      3,794   $      3,927   $      3,491
Miscellaneous  other  income                    100            -              117
Sale  of  rock                                  -              -              504
                                       -------------  -------------  -------------

     Total  revenue                           3,894          3,927          4,112
                                       -------------  -------------  -------------

EXPENSES
     Compensation                               -            2,250          3,810
     Professional  services                   2,495          1,620          1,598
     Taxes  and  insurance                      229            216          1,054
     Rent                                       175            700            646
     Office  expense                             84            332            287
     Miscellaneous                              710            168            849
     Shareholder  expenses                    1,619            -              -
                                       -------------  -------------  -------------

          Total  expenses                     5,312          5,286          8,244
                                       -------------  -------------  -------------

(LOSS)  BEFORE  INCOME  TAXES                (1,418)        (1,359)        (4,132)

INCOME  TAXES                                   -              -              -
                                       -------------  -------------  -------------

NET  (LOSS)                            $     (1,418)  $     (1,359)  $     (4,132)
                                       =============  =============  =============

Income (Loss) per Share of
  Common Stock Outstanding,
  Basic  and  Diluted                           NIL            NIL            NIL
                                       =============  =============  =============

Weighted Average Number of
  Common  Shares Outstanding,
  Basic  and  Diluted                     7,875,415      7,828,748      7,828,748
                                       =============  =============  =============









   The accompanying notes are an integral part of these financial statements.

                           SILVER BUTTE MINING COMPANY
                       STATEMENTS OF CASH FLOWS-UNAUDITED
               For the Years Ended August 31, 2001, 2000, and 1999



                                          2001            2000           1999
                                       -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                          $     (1,418)  $     (1,359)  $     (4,132)

     Adjustments to reconcile net
     income to net cash used in
     operating  activities:
       Increase (decrease) in payables        3,044           (883)          (376)
       Decrease in prepaid  xpenses             -              667           (155)
       (Decrease)  in  receivables              -              (10)           261
                                       -------------  -------------  -------------
Net  cash  provided  by (used in)
  operating  activities                       1,626         (1,585)        (4,402)
                                       -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Interest received and reinvested
       in money market mutual funds          (3,482)        (3,656)        (3,185)
     Withdrawals from money market
       mutual  fund                           2,500          4,000          9,000
                                       -------------  -------------  -------------
Net  cash  provided  by  (used  in)
  investing activities                         (982)           344          5,815
                                       -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES              0              0              0
                                       -------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              644         (1,241)         1,413

Cash and Cash Equivalents at
  Beginning of Year                             652          1,893            480
                                       -------------  -------------  -------------

Cash and Cash Equivalents at
  End of Year                          $      1,296   $        652   $      1,893
                                       =============  =============  =============

Interest expense paid                  $          0   $          0   $          0
                                       =============  =============  =============

Income taxes paid                      $          0   $          0   $          0
                                       =============  =============  =============

NONCASH  FINANCING  ACTIVITY:

Stock issued  to  settle  payable      $      1,400
                                       =============

   The accompanying notes are an integral part of these financial statements.

                           SILVER BUTTE MINING COMPANY
                  STATEMENTS OF STOCKHOLDERS' EQUITY-UNAUDITED
               For the Years Ended August 31, 2001, 2000, and 1999


                             Common  Stock
                        ------------------------  Additional   Accum-
                        Number       Par          Paid-in       ulated
                        Of  Shares   Value        Capital      Deficit      Total
                        -----------  -----------  -----------  -----------  -----------
Balances,
September 1, 1998         7,828,748  $  391,437   $  392,953   $ (706,631)  $   77,759

Net  (loss)                     -           -            -         (4,132)      (4,132)
                        -----------  -----------  -----------  -----------  -----------
Balances,
August  31,  1999         7,828,748  $  391,437   $  392,953   $ (710,763)  $   73,627
                        ===========  ===========  ===========  ===========  ===========


Balances,
September  1,  1999       7,828,748  $  391,437   $  392,953   $ (710,763)  $   73,627

Net  (loss)                     -            -           -         (1,359)      (1,359)
                        -----------  -----------  -----------  -----------  -----------
Balances,
August  31,  2000         7,828,748  $  391,437   $  392,953   $ (712,122)  $   72,268
                        ===========  ===========  ===========  ===========  ===========

Balances,
September  1,  2000       7,828,748  $  391,437   $  392,953   $ (712,122)  $   72,268

Stock  Issued  to
Settle  Debt               186,667        9,334       (7,934)         -          1,400

Net  (loss)                    -            -            -         (1,418)      (1,418)
                        -----------  -----------  -----------  -----------  -----------

Balances,
August  31,  2001        8,015,415   $  400,771   $  385,019   $ (713,540)  $   72,250
                        ===========  ===========  ===========  ===========  ===========
















   The accompanying notes are an integral part of these financial statements.

                           SILVER BUTTE MINING COMPANY
                     NOTES TO FINANCIAL STATEMENTS-UNAUDITED
                         August 31, 2001, 2000, and 1999

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

Accounting  Method
------------------
The Company's financial statements are prepared using the accrual method of accounting.

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

Cash  and  Cash  Equivalents
----------------------------
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair  Value  of  Financial  Instruments
---------------------------------------
The carrying of amounts for cash and cash equivalents, certificates of deposit, money market mutual fund, accounts receivable, and accounts payable approximate their fair value.

                           SILVER BUTTE MINING COMPANY
                     NOTES TO FINANCIAL STATEMENTS-UNAUDITED
                            August 31, 2001, and 2000

Note  2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Derivative  Instruments
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognized all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value.

At August 31, 2001 and 2000, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Investments
-----------
The Company uses the average cost method to determine the gain or loss on investment securities held as available-for-sale based upon the accumulated cost bases of specific investment accounts.

Impaired  Asset  Policy
-----------------------
Long-lived assets are reviewed for impairment when circumstances indicate that their carrying value may not be recoverable. In assessing recoverability, estimates of future cash flows expected to result from the use and the asset and/or its disposition is used. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

Depreciation
------------
See notes 3 and 4 regarding real property rights held by the Company. The Company also holds various items of fully depreciated mining equipment with an estimated realizable value at August 30, 2001 of $1,500.

Income  Taxes
-------------
Income  tax  provisions  are  calculated  using  an  asset and liability method.

Basic  and  Diluted  Loss  Per  Share
-------------------------------------
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Reclassifications
-----------------
Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

                           SILVER BUTTE MINING COMPANY
                     NOTES TO FINANCIAL STATEMENTS-UNAUDITED
                            August 31, 2001, and 2000

Note  2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Exploration  and  Development  Costs
------------------------------------
The Company capitalizes costs incurred to purchase mineral property and to purchase or leas mineral rights. Exploration and development costs associated with mineral properties and claims not yet in production are expensed as incurred.

Comprehensive  Income
---------------------
The Company reports comprehensive income (loss) in accord with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Accordingly, accumulated other comprehensive income or loss is included in the Stockholders' Equity section of the Balance Sheets. Amounts are reported net of tax and include gains or losses on available for sale securities.

Note  3.     MONEY  MARKET  MUTUAL  FUND

     The Company has invested in a money market mutual fund which it considers as available for sale according to Statement of Financial Accounting Standards
(SFAS) 115 "Accounting for certain investments in debt and equity securities." Unrealizing holdings gains and losses on such securities are not expected, but will be excluded from earnings and reported as a separate component of shareholders' equity, if gains or losses occur.

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

The  lease  was  discontinued  in  March  2001.

                           SILVER BUTTE MINING COMPANY
                     NOTES TO FINANCIAL STATEMENTS-UNAUDITED
                            August 31, 2001, and 2000

Note  6.     INCOME  TAXES

     The Company had at August 31, 2001, $300,551 of net operating loss carryovers for Federal income tax purposes that expire on August 31 of the years shown below:

                                           2009            $  2,989
          2002      $  3,786               2012               3,646
          2003         2,922               2013               7,657
          2006         1,892               2014               4,132
          2007           762               2015               1,359
          2008       269,988               2016               1,418

     At August 31, 2001 and 2000 deferred tax differences primarily related to capitalization of exploration costs for income tax purposes that were written off for book purposes.

     As indicated above, the Company has unrecognized loss carryforward for income tax purposes and also has capitalized exploration costs for income tax purposes. As there is no certainty as to the utilization of these items, the benefit attributable thereto would be fully offset by a valuation allowance.

Note  7.     COMMITMENTS  AND  CONTINGENCIES

     The Company sold a seven acre parcel of land in the fiscal year ended August 31, 1996, which contained mine waste rock and mill tailings. The Company believes there is a remote possibility that this property may require some cleanup, and an even more remote possibility that the Company may be required to participate in the cost of such a cleanup, which the Company estimates would be less than $10,000.