Form 10QSB
period 2001-08-31
SILVER BUTTE MINING CO
filed 2002-01-15
CIK 90310

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Quarterly report under Section 13 of 15(d) of the Securities Exchange Commission
                                   Act of 1934

                For the quarterly period ended November 30, 2001

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

     Yes  (X)        No  (  )

The number of shares of Common Stock, $.05 par value, outstanding as of November 30, 2001, was 8,485,415.


DOCUMENTS  INCORPORATED  BY  REFERENCE:  NONE

Transitional  Small  Business  Disclosure  Format  (Check One):  yes ( )  No (X)

                           Silver Butte Mining Company
                           Form 10QSB Quarterly Report
                                November 30, 2001



INDEX
                                                                            Page

Part  I-  FINANCIAL  INFORMATION

Item  1.  Condensed  Financial  Statements-UNAUDITED

     Balance Sheets, November 30, 2001, and August 31, 2001                   3

     Income  statements  for  the three months ended
     November 30, 2001, and 2000                                              4

     Cash Flow Statements for the three months ended
     November 30, 2001, and 2000                                              5

     Notes  to  Condensed  Financial  Statements                              6

Item  2.  Management's Discussion and Analysis of Financial condition
          And Results  of  Operations                                         7

Signature  Page                                                               8

                           Silver Butte Mining Company
                       Condensed Balance Sheets-UNAUDITED
                      November 30, 2001, and August 31, 2001

                                               November 30,   August 31,
                                                   2001          2001
                                               ------------  ------------
ASSETS

CURRENT  ASSETS
  Cash and cash equivalents                    $     1,351   $     1,296
  Certificate of deposit for State lease              5022          5000
  Money Market mutual fund                          62,139        65,159
  Accounts receivable                                  817           839
                                               ------------  ------------
TOTAL  CURRENT  ASSETS                              69,329        72,294
                                               ------------  ------------

PROPERTY,  PLANT  &  EQUIPMENT
  Properties                                         3,000         3,000
  Equipment and machinery                            1,500         1,500
  Accumulated depreciation                          (1,500)       (1,500)
                                               ------------  ------------
TOTAL  FIXED  ASSETS                                 3,000         3,000
                                               ------------  ------------

TOTAL  ASSETS                                  $    72,329   $    75,294
                                               ============  ============

LIABILITIES  AND  SHAREHOLDER'S  EQUITY

CURRENT  LIABILITIES
Accounts payable                               $     1,024   $     3,044
                                               ------------  ------------
TOTAL CURRENT LIABILTITES                            1,024         3,044
                                               ------------  ------------

SHAREHOLDERS'  EQUITY
  Common stock, $.05 par value,authorized
    10,000,000  shares,  issued  and
    outstanding, 8,485,415 shares at
    11-30-2001  and 8,015,415  shares at
    8-31-2001                                      424,271       400,771
  Additional paid-in capital                       370,919       385,019
  Accumulated deficit                             (723,885)     (713,540)
                                               ------------  ------------
TOTAL  SHAREHOLDER'S  EQUITY                        71,305        72,250
                                               ------------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $    72,329   $    75,294
                                               ============  ============










   The accompanying notes are an integral part of these financial statements

                           Silver Butte Mining Company
                      Condensed Income Statements-UNAUDITED
              For the Three Months Ended November 30, 2001 and 2000


                                        Three Months Ended   Three Months Ended
                                        November 30, 2001    November 30, 2000
                                        -------------------  ------------------
REVENUES
  Money market income                   $              479   $            1022
  Interest income                                       54                  80
                                        -------------------  ------------------
Total  Revenues                                        533                1102
                                        -------------------  ------------------

EXPENSES
Director fees                                        9,400                -
Professional services                                1,070                 51
Taxes and insurance                                    -                  104
State lease                                            -                  175
Office expense                                          21                 21
Miscellaneous                                          387                125
                                        -------------------  ------------------
Total  Expenses                                     10,878                476
                                        -------------------  ------------------

INCOME  (LOSS) BEFORE INCOME TAXES                 (10,345)               626

INCOME  TAXES                                          -                  -
                                        -------------------  ------------------

NET  INCOME  (LOSS)                     $          (10,345)  $            626
                                        ===================  ==================

Income (Loss) per Share of Common
  Stock Outstanding                     $           0.1249   $          0.0001
                                        ===================  ==================

Weighted Average  number of Common
  Shares Outstanding                             8,285,415           7,828,748
                                        ===================  ==================



















   The accompanying notes are an integral part of these financial statements.

                           SILVER BUTTE MINING COMPANY
                  Condensed Statements Of Cash Flows-UNAUDITED
              For The Three Months Ended November 30, 2001 and 2000


                                        November 30, 2001    November 30, 2000
                                        -------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net  Income  (Loss)                   $          (10,345)  $             626
  Adjustments to reconcile net income
    to net cash used in operating
    activities:
      Increase (decrease) in payables              (2,021)                 -
      Decrease in prepaid  expenses
      Directors  fees  paid  with  stock            9,400                  -
                                        -------------------  ------------------
Net cash provided by (used in)
  operating  activities                             (2,966)                626
                                        -------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Interest received and reinvested in
    Money  market  mutual  funds                      (479)             (1,022)
  Withdrawals from money market
     mutual fund                                     3,500                 -
                                        -------------------  ------------------
Net cash provided by (used in)
  investing  activities                             (3,021)             (1,022)
                                        -------------------  ------------------

CASH  FLOWS FROM FINANCING ACTIVITIES                    0                   0
                                        -------------------  ------------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  55                (396)
Cash  and Cash Equivalents at
   Beginning of Period                               1,296               5,647
                                        -------------------  ------------------

Cash and Cash Equivalents at
  End of Period                         $            1,351   $           5,251
                                        ===================  ==================


Interest  expense  paid                 $                0   $               0
                                        ===================  ==================


Income  taxes  paid                     $                0   $               0
                                        ===================  ==================

NONCASH  FINANCING  ACTIVITY:

Stock issued to pay directors' fees     $            9,400   $               0
                                        ===================  ==================




    The accompanying notes are an integral part of these financial statements

                           Silver Butte Mining Company
                Notes to Condensed Financial Statement-UNAUDITED
                                November 30, 2001


Note  1.  PRESENTATION  OF  INTERIM  INFORMATION

     The accompanying unaudited condensed financial statements have been prepared by Silver Butte Mining Company's management. In management's opinion, these condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 2001, and the results of operations for the three months ended November 30, 2001, and 2000, and cash flows for the three months ended November 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

     The condensed financial statements and notes are presented as permitted by Form 10QSB, and do not contain certain information that is included in the Company's annual financial statements.

Note  2.     COMPANY  BUSINESS

     The Company was incorporated under the laws of the State of Idaho on January 19, 1965, and was in the exploratory mining stage from its inception until it decided to abandon its status as a development stage enterprise by ceasing all exploration activities in 1994. The Company's exploration efforts developed no commercial ore deposits, and all capitalized mining costs were written off. The Company continues to search for business opportunities in the mining industry, and will also investigate opportunities in other industries. The Company's financial resources severely limit its ability to carry out the type of exploration activity that it performed in past years, and the Company's management considers it unlikely that the Company will obtain additional funding with which to undertake such exploration.

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

                           Silver Butte Mining Company
                           Form 10QSB Quarterly Report
                                November 30, 2001

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The Company was a mining company engaged in exploration activities from its inception in 1965 through 1994. In 1994, the Company abandoned all exploration activities, and is now seeking other business opportunities in mining or other industries. The Company continues to hold and maintain a portion of the properties on which it performed its exploration efforts. The Company's fiscal year ends on August 31.

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

RESULTS  OF  OPERATION

REVENUES.     The  Company's  dividend and interest income decreased 52% for the quarter ended November 30, 2001, compared to the same period ended November 30, 2000.

EXPENSES. Expenses increased by $10,402 in the quarter ended November 30, 2001, when compared to the quarter ended November 30, 2000. The main reason for the increase was in the payment of directors fees for current and prior year services by the issuance of 470,000 shares of stock valued at $9,400.

FINANCIAL  POSITION.          There  were  very  little changes in the Company's
assets and liabilities in the quarter ended November 30, 2001, compared to the fiscal year ended August 31, 2001.

CASH  FLOWS.          Cash  and cash equivalents were $3,900 lower at the end of the quarter ended November 30, 2001, compared to the fiscal year ended August 31, 2001. The dividend income for the quarter was reinvested in marketable securities. The Company's management plans to use cash provided by redemptions from its money market fund to fund operations during the remaining quarters of the fiscal year. The Company has no plans for capital expenditures that will require significant amounts of cash.

                           Silver Butte Mining Company
                           Form 10QSB Quarterly Report
                                November 30, 2001

SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SILVER  BUTTE  MINING  COMPANY


Date:  January  11,  2001.               /s/  ROBERT  J.  EVANS
                                         ----------------------
                                         Robert  J.  Evans
                                        (Principal  Financial  Officer)