Form 10QSB
period 2002-02-28
SILVER BUTTE MINING CO
filed 2002-07-11
CIK 90310

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE COMMISSION ACT OF 1934

             For the quarterly period ended February 28, 2002

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

                 Yes    ( )            No (X)Some Forms 10-Q were filed late
                                             during the past fiscal year


The number of shares of Common Stock, $.05 par value, outstanding as of February 28,2002, was 8,485,415.



DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (Check One):  Yes ( ) No (X)











Document page 1 of 8
SILVER  BUTTE  MINING  COMPANY
FORM  10-QSB  QUARTERLY  REPORT
February 28,2002



INDEX

                                                                   Page
                                                                  Number

Part  I - FINANCIAL  INFORMATION

Item  1.  Condensed  Financial  Statements

     Balance Sheets, February 28, 2002, and August 31, 2001         3

     Income statements for the three months
          ended February 28, 2002, and February 28, 2001            4

     Cash Flow Statements for the three months ended
          February 28,2002 and February 28, 2001                    5

     Notes  to  Condensed  Financial  Statements                    6

Item  2.  Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations        7

Signature  Page                                                     8



























Document page 2 of 8
SILVER BUTTE MINING COMPANY
CONDENSED BALANCE SHEETS
February 28, 2002 and August 31, 2001

                                             February 28,        August 31,
                                                 2002              2001
                                             ____________      ____________
ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $       637       $     1,296
     Certificate of deposit State lease            5,000             5,000
     Marketable securities                        62,440            65,159
     Accounts receivable                             817               839
                                             ____________      ____________

         TOTAL CURRENT ASSETS                     68,894            72,294

PROPERTY, PLANT & EQUIPMENT
     Properties                                    3,000             3,000
     Equipment and machinery                       1,500             1,500
     Accumulated depreciation                     (1,500)           (1,500)
                                             ____________      ____________
                                                   3,000             3,000
                                             ____________      ____________

TOTAL ASSETS                                 $    71,894       $    75,294
                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                          $     1,024       $     3,044
                                             ____________      ____________

SHAREHOLDERS' EQUITY

     Common stock, $.05 par value
       authorized 10,000,000 shares,
       issued and outstanding:
         8,485,415 shares at 2-28-2002           424,271
         8,015,415 shares at 8-31-2001                         400,771
     Additional paid-in capital                  370,919           385,019
     Accumulated deficit                        (724,320)         (713,540)

                                             ____________      ____________
         TOTAL SHAREHOLDERS' EQUITY               70,870            72,250
                                             ____________      ____________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    71,894       $    75,294
                                             ============      ============

The accompanying notes are an integral part of these financial statements.


Document page 3 of 8
SILVER BUTTE MINING COMPANY
CONDENSED INCOME STATEMENTS
For the Three and Six Months Ended February 28 2001 and February 28,2002

                            Three Months Ended            Six Months Ended
                        __________________________   __________________________
                        February 28,  February 28,   February 28,  February 28,
                            2002         2001           2002          2001
                        ____________  ____________   ___________   ____________

REVENUES
  Dividend income      $       301    $    1,014           780           2,036
  Interest income               50            78           104             158
                        ____________  ____________   ____________   ___________

       Total Revenues          351         1,092           884           2,194
                        ____________  ____________   ____________   ___________


EXPENSES
  Wages and other
    compensation              325           -               325           -
  Professional
    services                  356           565           1,504           616
  Taxes and insurance         137           -               137           104
  Rent                        -             -               -             -
  Office expense               21            21              42           125
  Miscellaneous               (52)          -               256           217
  Directors Fees              -             -               -           9,400
                        ____________  ____________   ____________   ___________

        Total Expenses        787           586          11,664         1,062
                        ____________  ____________   ____________   ___________

INCOME (LOSS) BEFORE         (436)          506         (10,780)        1,132
  INCOME TAXES

INCOME TAXES                  -            -                 -            -
                       ____________  ____________   ____________   ____________

NET INCOME (LOSS)       $    (436)   $      506     $   (10,780)   $    1,132
                       ============  ============   ============   ============

Income (Loss) per Share
  Of Common Stock
  Outstanding           $ (0.0001)   $   0.0001     $   (0.0013)   $    0.0001
                       ============  ============   ============   ============

Weighted Average Number
  Of Common Shares
  Outstanding            8,485,000     7,828,748       8,485,000     7,828,748
                       ============  ============   ============   ============


The accompanying notes are an integral part of these financial statements.

Document page 4 of 8
SILVER BUTTE MINING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended February 28, 2001 and February 28,2002



                                                   Six Months Ended
                                             ______________________________
                                             February 28,      February 28,
                                                 2002              2001
                                             ____________      ____________

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                          $   (10,780)      $     1,132
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Increase in payables                        (2,020)              -
      Decrease in prepaid expenses                   -                 -
      Decrease in receivables                         21               -
      Stock issued for services                    9,400               -
                                             ____________      ____________
           Net cash provided by (used in)
             operating activities                 (3,379)             1,132
                                             ____________      ____________

CASH FLOWS FROM INVESTING ACTIVITIES

      Decrease (increase) in marketable
        securities                                 2,720              (536)
                                             ____________      ____________
           Net cash provided by (used in)
              investing activities                 2,720              (536)
                                             ____________      ____________

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                        (659)              596

Cash and Cash Equivalents at Beginning
  of Period                                        6,296             5,674
                                             ____________      ____________

Cash and Cash Equivalents at End of Period   $     5,637       $     6,270
                                             ============      ============

Interest expense paid                        $       -         $       -
                                             ============      ============


Income taxes paid                            $       -         $       -
                                             ============      ============


The accompanying notes are an integral part of these financial statements.

Document page 5 of 8
SILVER  BUTTE  MINING  COMPANY
NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS-UNAUDITED
February 28,2002

Note  1.     Presentation  of  Interim  Information

The accompanying unaudited condensed financial statements have been prepared by Silver Butte Mining Company's management. In management's opinion, these condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of February 28,2002, and the results of operations for the three months ended February 28,2002 and February 28, 2001,and cash flows for the three months ended February 28,2002 and February 28, 2001. Interim results are not necessarily indicative of results for a full year.

The condensed financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information t hat is included in the Company's annual financial statements.

Note  2.     Company  Business

The Company was incorporated under the laws of the State of Idaho on January 19, 1965, and was in the exploratory mining stage from its inception until it abandoned its status as a development stage enterprise by ceasing all mine exploration activities in 1994. The company's mine exploration efforts developed no commercial ore deposits, and all capitalized mining costs were written off. The Company continues to search for new business opportunities. The Company's financial resources limit its ability to carry out the type of mining exploration activity that it performed in past years, and the Company's management considers it unlikely that the Company will obtain additional funding with which to undertake such exploration in the future.

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
















Document  page  6  of  8
SILVER  BUTTE  MINING  COMPANY
FORM  10-QSB  QUARTERLY  REPORT
February 28, 2002


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company was a mining company engaged in exploration activities from its inception in 1965 through 1994. In 1994, the Company abandoned all exploration activities, and is now seeking other business opportunities in mining or other industries. The Company continues to hold and maintain a portion the properties on which it performed its exploration efforts. The Company's fiscal year ends on August 31.

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

RESULTS  OF  OPERATIONS

REVENUES. The Company's only income during the current year has been interest and dividend income.

The company may continue to sell marketable securities, if necessary, during the balance of the fiscal year to provide cash for operating expenses in excess of income.























Document  page  7  of  8
SILVER  BUTTE  MINING  COMPANY
FORM  10-QSB  QUARTERLY  REPORT
February 28, 2002






SIGNATURE


     In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SILVER  BUTTE  MINING  COMPANY
(Registrant)


     Date: March 28, 2002              /s/    /TERRY MCCONNAUGHEY/
                                      --------------------------------------
                                      Terry McConnaughey, President
                                      (Principal  Executive  Officer)





























Document page 8 of 8