Form 10QSB
period 2002-05-31
SILVER BUTTE MINING CO
filed 2002-07-11
CIK 90310

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                            Commission Act of 1934

                  For the quarterly period ended May 31, 2002


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


     Yes ( )        No (X ) Some Forms 10-QSB were filed late during the
                            past fiscal year.

     The number of shares of Common Stock, $.05 par value, outstanding as of May 31, 2002 was 8,485,415.


DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (Check One):  yes ( )  No (X)

SILVER  BUTTE  MINING  COMPANY
FORM 10QSB QUARTERLY REPORT
MAY 31, 2002



INDEX
                                                                     Page
                                                                     Number
Part  I- FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

     Balance Sheets, May 31, 2002 and August 31, 2001                    3

     Income statements for the three months and nine months
          ended May 31, 2002 and 2001                                    4

     Cash Flow Statements for the nine months ended
          May 31, 2002 and 2001                                          5

     Notes to Condensed Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial
         condition and Results of Operations                           6-7

Signature Page                                                           7

SILVER  BUTTE  MINING  COMPANY
CONDENSED BALANCE SHEETS- UNAUDITED
MAY 31, 2002 AND AUGUST 31, 2001

                                                            May 31,         August 31,
                                                             2002              2001
                                                        --------------  --------------
ASSETS
CURRENT ASSETS
       Cash and cash equivalents                        $       1,059   $       1,296
       Certificate of deposit for State lease                   5,000           5,000
       Money market mutual fund                                60,689          65,159
       Accounts receivable                                        839             839
                                                        --------------  --------------
             TOTAL CURRENT ASSETS                              67,587          72,294

PROPERTY, PLANT & EQUIPMENT
       Properties                                               3,000           3,000
       Equipment and machinery                                  1,500           1,500
       Accumulated depreciation                                (1,500)         (1,500)
                                                        --------------  --------------
             TOTAL FIXED ASSETS                                 3,000            3,000
                                                        --------------  --------------

             TOTAL ASSETS                               $      70,587   $      75,294
                                                        ==============  ==============

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
       Accounts payable, related parties                $           0   $       3,044
                                                        --------------  --------------
             TOTAL CURRENT LIABILITIES                              0           3,044
                                                         --------------  --------------

SHAREHOLDERS' EQUITY
       Common stock, $.05 par value, authorized
          10,000,000 shares, issued and
         outstanding:
                 8,015,415 shares 8-31-2001                                   400,771
                 8,485,415 shares 5-31-2002                   424,271
       Additional paid-in capital                             370,919         385,019
       Accumulated deficit                                   (724,603)       (713,540)
                                                        --------------  --------------
             TOTAL SHAREHOLDER'S EQUITY                        70,587          72,250
                                                        --------------  --------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $      70,587   $      75,294
                                                        ==============  ==============








The accompanying notes are an integral part of these financial statements

SILVER  BUTTE  MINING  COMPANY
CONDENSED INCOME STATEMENTS- UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2002 AND 2001

                                       Three Months ended           Nine Months ended
                                   --------------------------  --------------------------
                                       May 31,       May 31,       May 31,      May 31,
                                       2002          2001          2002         2001
                                   ------------  ------------  ------------  ------------
REVENUES
     Dividend income               $       249   $       803   $     1,030   $     2,840
     Interest income                        49           238            81           152
     Other Income                          -             100            53           100
                                   ------------  ------------  ------------  ------------
            Total Revenues                 298           984         1,235         3,178

EXPENSES
     Directors fees and expenses           -             -           9,656           -
     Professional fees                     559           105         2,352           896
     Rent & royalties                      -             -             -             175
     Office expense                         21            76            63           -
     Taxes & insurance                     -             -              95           125
     Miscellaneous                         -             132           104            56
                                   ------------  ------------  ------------  ------------
            Total Expenses                 580           237        12,298         1,300
                                   ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES         (282)          747         1,878       (11,063)

INCOME TAXES                               -             -             -             -
                                   ------------  ------------  ------------  ------------

NET INCOME (LOSS)                  $      (282)  $       747   $   (11,063)  $     1,878
                                  =============  ============  ============  ============

Income (Loss) per Share of
   Common Stock Outstanding       $        NIL   $      NIL    $   (0.0013)  $    0.0002
                                  =============  ============  ============  ============

Weighted Average number of
   Common Shares Outstanding         8,492,715     7,899,790     8,388,270     8,015,415
                                  =============  ============  ============  ============
















The accompanying notes are an integral part of these financial statements.

SILVER  BUTTE  MINING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS-UNAUDITED
FOR THE NINE MONTHS ENDED MAY 31, 2002 AND 2001


                                                            May 31,         August 31,
                                                             2002              2001
                                                        --------------  --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
Net income (loss)                                       $     (11,063)  $       1,878
Adjustments to reconcile net income (loss) to
  net cash  provided by (used in) operating
  activities:
    Directors' fees paid with stock                             9,400             -
    Decrease in payables                                       (3,044)            -
    (Decrease) Increase in receivables                            -                22
                                                        --------------  --------------
Net cash provided by (used in) operating activities            (4,707)          1,900
                                                        --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Dividends received and reinvested in marketable
  securities                                                    1,030          (2,840)
Marketable Securities redeemed                                 (5,500)          1,501
                                                        --------------  --------------
Net cash provided by (used in) investing activities             4,470          (1,339)
                                                        --------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (237)            561

Cash and Cash Equivalents at Beginning of Period                5,652           6,296
                                                        --------------  --------------

Cash and Cash Equivalents at End of Period              $       6,059   $       6,213
                                                        ==============  ==============

Interest expense paid                                   $         -     $         -
Income taxes paid                                       $         -     $         -

Noncash financing activity:
     Stock issued to pay director's fees                $       9,400   $         -
     Stock issued to pay liabilities                    $         -     $       1,400














The accompanying notes are an integral part of these financial statements.

SILVER  BUTTE  MINING  COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS- UNAUDITED
MAY 31, 2002

Note  1.  PRESENTATION  OF  INTERIM  INFORMATION

     The accompanying unaudited condensed financial statements have been prepared by Silver Butte Mining Company's management. In management's opinion, these condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of May 31, 2002, and the results of operations for the three months ended May 31, 2002 and 2001, and cash flows for the three months ended May 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

     The condensed financial statements and notes are presented as permitted by Form 10QSB, and do not contain certain information that is included in the Company's annual financial statements.

Note  2.     COMPANY  BUSINESS

     The Company was incorporated under the laws of the State of Idaho on January 19, 1965, and was in the exploratory mining stage from its inception until it decided to abandon its status as a development stage enterprise by ceasing  all  mine  exploration  activities  in  1994. The Company's exploration efforts developed no commercial ore deposits, and all capitalized mining costs were written off. The Company continues to search for business opportunities in the mining industry, and will also investigate opportunities in other industries. The Company's limited financial resources limit its ability to carry out the type of mine exploration activity it performed in past years, and the Company's management considers it unlikely that the Company will obtain additional funding with which to undertake such exploration.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was a mining company engaged in exploration activities from its inception in 1965 through 1994. In 1994, the Company abandoned all exploration activities, and is now seeking other business opportunities in mining or other industries. The Company continues to hold and maintain the mineral rights to the properties on which it performed its exploration efforts. The Company's fiscal year ends on August 31.

OVERVIEW

     The Company's management determined in 1994 that the Company did not have the financial resources to continue to explore for a commercial ore deposit after many years of unsuccessful efforts. The Company has performed some reclamation work on its mining properties since 1994, and is soliciting buyers for its remaining real estate and mining equipment. The Company is seeking other business opportunities. Management is unaware of any such opportunities at this time and will disclose such opportunities to its shareholders when and if they should arise.

SILVER  BUTTE  MINING  COMPANY
CONTINUATION OF ITEM 2
MAY 31, 2002


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATION

REVENUES.

The Company's dividend and interest income decreased slightly for the quarter ended May 31, 2002 compared to the same period ended May 31, 2001.

Total expenses for the periods involved were

              Three Months                            Nine Months
       ------------------------              -----------------------------
       5-31-2002      5-31-2001              5-31-2002           5-31-2001
          $580          $237                  $12,298             $1,300


FINANCIAL POSITION.

There was a decrease of $4,465 in marketable securities at May 31, 2002, when compared to the balance at August 31, 2001, the previous fiscal year end. Securities are sold to provide funds for administrative expenses. There were no other changes in financial position during the third quarter, other than a $3,044 reduction in accounts payable.


CASH  FLOWS.

Cash and cash equivalents decreased $237 during the nine months ended May 31, 2002. The Company has no plans for capital expenditures that will require significant amounts of cash.






SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SILVER BUTTE MINING COMPANY


Date:  July 3, 2002             /s/  /Terry McConnaughey/
                                Terry McConnaughey, President
                                (Principal Executive Officer)