Form 10QSB
period 2000-02-29
SILVER BUTTE MINING CO
filed 2002-07-12
CIK 90310

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE COMMISSION ACT OF 1934

             For the quarterly period ended February 29,2000

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

                 Yes    ( )            No (X)This report is being filed 45 days
                                        late due to change of accountants


The number of shares of Common Stock, $.05 par value, outstanding as of February 29,2000, was 7,828,748.



DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (Check One):  Yes ( ) No (X)

SILVER  BUTTE  MINING  COMPANY
FORM  10-QSB  QUARTERLY  REPORT
February 29,2000



INDEX

                                                                   Page
                                                                  Number

Part  I - FINANCIAL  INFORMATION

Item  1.  Condensed  Financial  Statements

     Balance Sheets, February 29,2000, and August 31, 1999          3

     Income statements for the three months
          ended February 29, 2000, and February 28, 1999            4

     Cash Flow Statements for the three months ended
          February 29,2000 and February 29, 1999                    5

     Notes  to  Condensed  Financial  Statements                    6

Item  2.  Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations        7

Signature  Page                                                     8

SILVER BUTTE MINING COMPANY
CONDENSED BALANCE SHEETS
February 29,2000 and August 31, 1999


                                             February 29,        August 31,
                                                 2000              1999
                                             ____________      ____________
ASSETS
CURRENT ASSETS
     Cash and cash equivalents               $       553       $     1,893
     Certificate of deposit for State lease        5,000             5,000
     Marketable securities                        64,093            64,521
     Accounts receivable                             829               829
     Prepaid expenses                                492               667
                                             ____________      ____________

         TOTAL CURRENT ASSETS                     70,967            72,910

PROPERTY, PLANT & EQUIPMENT
     Properties                                    3,000             3,000
     Equipment and machinery                      19,704            19,704
     Accumulated depreciation                    (19,704)          (19,704)
                                             ____________      ____________
                                                   3,000             3,000
                                             ____________      ____________

TOTAL ASSETS                                 $    73,967       $    75,910
                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                          $     1,767       $     2,283
                                             ____________      ____________

         TOTAL CURRENT LIABILITIES                 1,767             2,283
                                             ____________      ____________
SHAREHOLDERS' EQUITY
     Common stock, $.05 par value
       authorized 10,000,000 shares,
       issued and outstanding,
       7,828,748 shares                          391,437           391,437
     Additional paid-in capital                  392,953           392,953
     Accumulated deficit                        (712,190)         (710,763)
                                             ____________      ____________

         TOTAL SHAREHOLDERS' EQUITY               72,200            73,627
                                             ____________      ____________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    73,967       $    75,910
                                             ============      ============


The accompanying notes are an integral part of these financial statements.

SILVER BUTTE MINING COMPANY
CONDENSED INCOME STATEMENTS
For the Three and Six Months Ended February 28, 1999 and February 29,2000


                             Three Months Ended           Six Months Ended
                        __________________________   __________________________
                        February 28,  February 29,   February 28,   February
29,
                            1999         2000           1999        2000
                        ____________  ____________   ___________   ___________

REVENUES
  Dividend income       $       707   $       750         1,606        1,572
  Interest income                87            67           159          134
  Rock sales                    -              -            504          -
  Misc. other income             14            -             47            -
                        ____________  ____________ ____________  ___________

       Total Revenues           808           817         2,316        1,706
                        ____________  ____________ ____________  ___________


EXPENSES
  Wages and other
    compensation              2,130           985         4,727        1,034
  Professional
    services                    505         1,026           970        1,135
  Taxes and insurance           204            48         1,044            -
  Rent                          204           700           471          875
  Office expense                155            27           155           85
  Miscellaneous                  65            -            754            4
                        ____________  ____________ ____________  ___________

        Total Expenses        3,263         2,786         8,121        3,133
                        ____________  ____________ ____________  ___________

INCOME (LOSS) BEFORE         (2,455)       (1,969)      (5,805)      (1,427)
  INCOME TAXES
INCOME TAXES                    -             -               -            -
                        ____________  ____________ ____________ ____________

NET INCOME (LOSS)       $    (2,455)  $    (1,969) $    (5,805) $    (1,427)
                        ============  ========================= ============

Income (Loss) per Share
  Of Common Stock
  Outstanding           $   (0.0003)  $   (0.0003) $   (0.0007) $    (0.002)
                        ============  ========================= ============
Weighted Average Number
  Of Common Shares
  Outstanding             7,828,748     7,828,748     7,828,748    7,828,748
                        ============  ========================= ============

The accompanying notes are an integral part of these financial statements.

SILVER BUTTE MINING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended February 28, 1999 and February 29,2000


                                                   Six Months Ended
                                             ______________________________
                                             February 28,      February 29,
                                                 1999              2000
                                             ____________      ____________


CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                          $    (5,805)      $    (1,427)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Increase in payables                           (41)             (516)
      Decrease in prepaid expenses                  (331)              176
      Decrease in receivables                        263                 1
                                             ____________      ____________
           Net cash provided by (used in)
             operating activities                 (5,914)           (1,766)
                                             ____________      ____________

CASH FLOWS FROM INVESTING ACTIVITIES

      Decrease (increase) in marketable
        securities                                 7,395               426
                                             ____________      ____________
           Net cash provided by (used in)
              investing activities                 7,395               426
                                             ____________      ____________

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                       1,481            (1,340)

Cash and Cash Equivalents at Beginning
  of Period                                          480             6,893
                                             ____________      ____________

Cash and Cash Equivalents at End of Period   $     1,961       $     5,553
                                             ============      ============

Interest expense paid                        $       -         $       -
                                             ============      ============


Income taxes paid                            $       -         $       -
                                             ============      ============



The accompanying notes are an integral part of these financial statements.

SILVER  BUTTE  MINING  COMPANY
NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
February 29,2000

Note  1.     Presentation  of  Interim  Information

The accompanying unaudited condensed financial statements have been prepared by Silver Butte Mining Company's management. In management's opinion, these condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of February 29,2000, and the results of operations for the three months ended February 29,2000 and
February 28, 1999,and cash flows for the three months ended February 29,2000 and February 28, 1999. Interim results are not necessarily indicative of results for a full year.

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

SILVER  BUTTE  MINING  COMPANY
FORM  10-QSB  QUARTERLY  REPORT
February 29, 2000


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

RESULTS  OF  OPERATIONS

REVENUES. The Company's interest income and dividend income increased slightly for the quarter ended February 29,2000, compared to the same period ended February 28, 1999. Interest income decreased slightly and dividend increased slightly for the six months ended February 29, 2000, compared to the same period ended February 28,1999. This was a result of management's decision to invest a significant portion of the Company's funds in money market equity securities during the second quarters ended February 28,1998. There were no rock sales during the second quarters ended February 29,2000 or February 28, 1999, because of the seasonal nature of such sales.

EXPENSES. Professional services were lower in the six months ended February 29, 2000, when compared to the same period for 1998, because management required fewer services from outside consultants.

FINANCIAL POSITION. There was a decrease in marketable securities at February 29,2000, when compared to the balance at August 31, 1999, the previous fiscal year end. Securities were sold to provide funds for administrative and reclamation expenses, and to increase the cash balance at February 29,2000.
The increase in value of securities owned due to dividend received was not high enough to offset expenditures.

     The company may continue to sell marketable securities, if necessary, during the balance of the fiscal year to provide cash for operating expenses in excess of income.

SILVER  BUTTE  MINING  COMPANY
FORM  10-QSB  QUARTERLY  REPORT
February 29,2000

CASH FLOWS. Cash and cash equivalents decreased slightly during the three months ended February 29,2000. The net loss from operations was funded by the sale of marketable securities as discussed on the previous page. The Company has no plans for capital expenditures that will require significant amounts of cash.




SIGNATURE


     In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SILVER  BUTTE  MINING  COMPANY
(Registrant)


     Date: June 29,2000          /s/    /TERRY MCCONNAUGHEY/
                                      --------------------------------------
                                      Terry McConnaughey, President
                                      (Principal  Executive  Officer)