Form 10QSB
period 2001-05-31
SILVER BUTTE MINING CO
filed 2002-07-12
CIK 90310

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                            Commission Act of 1934

                  For the quarterly period ended May 31, 2001


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

           Yes (X)        No ( )

     The number of shares of Common Stock, $.05 par value, outstanding as of May 31, 2001, was 8,015,415.


DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (Check One):  yes ( )  No (X)

SILVER  BUTTE  MINING  COMPANY
FORM 10QSB QUARTERLY REPORT
MAY 31, 2001



INDEX
                                                                      Page
                                                                     Number
Part  I- FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

     Balance Sheets, May 31, 2001, and August 31, 2000                 3

     Income statements for the three months and nine months
     ended May 31, 2001, and 2000                                      4

     Cash Flow Statements for the nine months ended May 31,
     2001, and 2000                                                    5

     Notes to Condensed Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial
         condition and Results of Operations                           6-7

Signature Page                                                         7

SILVER  BUTTE  MINING  COMPANY
CONDENSED BALANCE SHEETS- UNAUDITED
MAY 31, 2001, AND AUGUST 31, 2000


                                                     May 31,        August 31,
                                                      2001            2000
                                                 --------------  --------------
ASSETS
CURRENT ASSETS
       Cash and cash equivalents                 $       1,213   $         652
       Certificate of deposit for State lease            5,000            5000
       Marketable securities                            65,516          64,177
       Accounts receivable                                 817             839
                                                 --------------  --------------
             TOTAL CURRENT ASSETS                       72,546          70,668
                                                 --------------  --------------

PROPERTY, PLANT & EQUIPMENT
       Properties                                        3,000           3,000
       Equipment and machinery                          19,704          19,704
       Accumulated depreciation                        (19,704)        (19,704)
                                                 --------------  --------------
             TOTAL FIXED ASSETS                          3,000           3,000
                                                 --------------  --------------
             TOTAL ASSETS                        $      75,546   $      73,668
                                                 ==============  ==============

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
       Accounts payable                          $           0   $       1,400
                                                 --------------  --------------
             TOTAL CURRENT LIABILITIES                       0           1,400
                                                 --------------  --------------

SHAREHOLDERS' EQUITY
       Common stock, $.05 par value, authorized
         10,000,000 shares, issued and
         outstanding:
           7,828,748 shares 8-31-2000                      -           391,437
           8,015,415 shares 5-31-2001                  400,771             -
       Additional paid-in capital                      385,019         392,953
       Accumulated deficit                            (710,244)       (712,122)
                                                 --------------  --------------
             TOTAL SHAREHOLDER'S EQUITY                 75,546          72,268
                                                 --------------  --------------
             TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY                $      75,546   $      73,668
                                                 ==============  ==============











The accompanying notes are an integral part of these financial statements

SILVER  BUTTE  MINING  COMPANY
CONDENSED INCOME STATEMENTS- UNAUDITED
 FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2001 AND 2000

                                       Three Months ended           Nine Months ended
                                   --------------------------  --------------------------
                                      May 31,       May 31,       May 31,       May 31,
                                       2001          2000          2001          2000
                                   ------------  ------------  ------------  ------------
REVENUES
     Dividend income               $       803   $       750   $     2,840   $     2,322
     Interest income                        81            47           238           181
     Other Income                          100           -             100           -
                                   ------------  ------------  ------------  ------------
            Total Revenues                 984           797         3,178         2,503
                                   ------------  ------------  ------------  ------------

EXPENSES
     Compensation                          -             -             -             985
     Professional fees                     105            85           896         1,231
     Rent & royalties                      -             175           175           875
     Office expense                         76            21           -              96
     Taxes & insurance                     -             -             125            49
     Miscellaneous                          56           767           104           945
                                   ------------  ------------  ------------  ------------
            Total Expenses                 237         1,048         1,300         4,181
                                   ------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES          747          (251)        1,878        (1,678)

INCOME TAXES                               -             -             -             -
                                   ------------  ------------  ------------  ------------

NET INCOME (LOSS)                  $       747   $      (251)  $     1,878   $    (1,678)
                                   ============  ============  ============  ============

Income (Loss) per Share
  of Common Stock Outstanding      $       NIL   $       NIL   $    0.0002   $   (0.0002)
                                   ============  ============  ============  ============

Weighted Average number of
 Common Shares Outstanding           7,899,790     7,828,748     8,015,415     7,828,748
                                   ============  ============  ============  ============













The accompanying notes are an integral part of these financial statements.

SILVER  BUTTE  MINING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS-UNAUDITED
FOR THE NINE MONTHS ENDED MAY 31, 2001 AND 2000



                                                          Nine Months ended
                                                     --------------------------
                                                        May 31,       May 31,
                                                         2001          2000
                                                     ------------  ------------

CASH  FLOWS FROM  OPERATING
ACTIVITIES
  Net income (loss)                                  $     1,878   $    (1,678)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating  activities:
      Increase (decrease) in payables                     (1,400)          884
      Decrease in prepaid expenses                           -             667
     (Decrease) Increase in receivables                      (22)          830
                                                     ------------  ------------
Net cash provided by (used in) operating
   Activities                                                456        (1,065)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock Issued to Pay Liablities                          (1,400)          -
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Dividends received and reinvested in
    marketable securities                                  2,840         2,000
  Marketable Securities redeemed                          (1,335)       (2,322)
                                                     ------------  ------------
Net cash provided by (used in) investing
  activities                                               1,505          (322)
                                                     ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    561        (1,387)

Cash and Cash Equivalents at Beginning of Period           5,652         1,893
                                                     ------------  ------------

Cash and Cash Equivalents at End of Period           $     6,213   $       506
                                                     ============  ============


Interest expense paid                                $       -     $       -
                                                     ============  ============

Income taxes paid                                    $       -     $       -
                                                     ============  ============







The accompanying notes are an integral part of these financial statements.

SILVER  BUTTE  MINING  COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS- UNAUDITED
MAY 31, 2001

Note  1.  PRESENTATION  OF  INTERIM  INFORMATION

     The accompanying unaudited condensed financial statements have been prepared by Silver Butte Mining Company's management. In management's opinion, these condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of May 31, 2001, and the results of operations for the three months ended May 31, 2001 and 2000, and cash flows for the three months ended May 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

SILVER  BUTTE  MINING  COMPANY
CONTINUATION OF ITEM 2
MAY 31, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATION

REVENUES.

The Company's dividend and interest income increased slightly for the quarter ended May 31, 2001, compared to the same period ended May 31, 2000.

Total expenses for the periods involved were

             Three Months                      Nine Months
       -----------------------------  -----------------------------
       5-31-2001         5-31-2000    5-31-2001           5-31-2000
       $   237           $  1,048     $  1,300            $  4,181

FINANCIAL POSITION.

There was an increase of $1,339 in marketable securities at May 31, 2001, when compared to the balance at August 31, 2000, the previous fiscal year end. Securities are sold to provide funds for administrative and reclamation expenses. There were no other changes in financial position during the third quarter, other than a reduction in accounts payable.

CASH  FLOWS.

Cash and cash equivalents increased $ 561 during the nine months ended May 31, 2001. The Company has no plans for capital expenditures that will require significant amounts of cash.



SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SILVER BUTTE MINING COMPANY

                                /s/ Robert Evans
Date:  June 28, 2001            ___________________________________
                                Robert Evans
                                (Principal Accounting Officer)