Form 10KSB
period 2002-08-31
SILVER BUTTE MINING CO
filed 2002-12-13
CIK 90310

UNITED STATES SECURITIES ANDEXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark  one)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                             1934 (no fee required)

                    For the fiscal year ended August 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934

                 For the transition period ________ to ________

                          Commission file number 1-5970
                           SILVER BUTTE MINING COMPANY
                 (Name of small business issuer in its charter)

                 Idaho                                       82-0263301
(State  or  other  jurisdiction                           (I.R.S.  Employer
        of  incorporation)                               Identification  No.)

    520  Cedar Street, Sandpoint, ID                            83864
(Address  of principal executive offices)                     (Zip code)

       Registrant's telephone number, including area code: (208) 263-5154

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.05 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.[ ]

The registrant generated no revenues for its most recent fiscal year. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the average bid and ask price as of December 6, 2002 was $215,260.

At December 6, 2002, the registrant had 8,610,415 outstanding shares of par value $0.05 common stock.



PART I

ITEM 1.  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

ITEM 2.  DESCRIPTION OF PROPERTY.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4
--------------------------------------------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4
--------------------------------------------------------------------------------------------------------------------
ITEM 4. SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS.. . . . . . . . . . . . . . . . . . . . . . . . . . . .         4
--------------------------------------------------------------------------------------------------------------------

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . .         5

ITEM 6. MANAGEMENT'S DICUSSION AND ANALYSIS OR PLAN OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . .         6

ITEM 7. FINANICAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . .         7

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE         8

ITEM 10.  EXECUTIVE  COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9
--------------------------------------------------------------------------------------------------------------------
ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . .        10
--------------------------------------------------------------------------------------------------------------------
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10
--------------------------------------------------------------------------------------------------------------------
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10
--------------------------------------------------------------------------------------------------------------------
ITEM 14. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10
--------------------------------------------------------------------------------------------------------------------
CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
--------------------------------------------------------------------------------------------------------------------
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
--------------------------------------------------------------------------------------------------------------------
CERTIFICATION  PURSUANT TO THE SARBANES-OXLEY ACT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14
--------------------------------------------------------------------------------------------------------------------

FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1-F-13

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

FORWARD-LOOKING  STATEMENTS

This Form 10-KSB contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimates," "forecast," "project" and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based on management's discussion and analysis or plan of operations elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed in forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's view only as of the date of this report.

GENERAL

Silver Butte Mining Company (the "Registrant") was incorporated under the laws of the State of Idaho on January 19, 1965, and was a mining company in the exploration stage from its inception until it decided to abandon its status as an exploration stage enterprise by ceasing all exploration activities in 1994. The Registrant was previously engaged in exploring for non-ferrous and precious metals, principally silver and lead. However, the Registrant was unable to develop any commercial ore deposits, following many years of extensive exploration through geologic sampling and mapping, core drilling, and tunneling. The properties of the Registrant are located in Bonner County, Idaho. See Item 2 of this report for a further description of the Registrant's properties. The Registrant's limited financial resources severely limit its ability to carry out the type of exploration activity that it performed in past years, and management considers it unlikely that the Registrant will seek or obtain additional funding with which to undertake such exploration.

In 1999, the Registrant's management determined that the future possibilities of mine development of the properties were remote and decided to abandon its mineral leases and use its resources to investigate other business opportunities.

The Registrant has been incurring operating losses in recent years and has no recurring source of revenue other than interest income. These conditions raise substantial doubts about the Registrant's ability to continue as a going concern. As a result, the Registrant's independent auditors included a "going concern" qualification in their report on the Registrant's financial statements. The Registrant's management plans to maintain the Registrant as a going concern, although there is no assurance they will be successful.

The Registrant may seek a business opportunity with entities which have recently commenced operations, or wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Registrant may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

COMPETITION

The Registrant is and will remain an insignificant participant among the firms that engage in mergers with and acquisitions of privately financed entities. Many established venture capital and financial concerns have significantly greater financial and personnel resources and technical expertise than the Registrant. In view of the Registrant's limited financial resources and limited management availability, the Registrant will continue to be at a significant disadvantage compared to its competitors.

EMPLOYEES

The Registrant has no paid employees. None of the Registrant's executive officers were employed by the Registrant at August 31, 2002.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

The  Registrant  holds  the  following  mining  properties.

1. Mineral rights only of 11 patented mining claims covering approximately 165 acres situated in Sections 1, Township 55 North, Range 2 West Boise Meridian, and Sections 5, 6 and 8, Township 55 North, Bonner County, Idaho.

2. One acre of deeded land encompassing the "Stidwell Adit" adjacent to Mirror Lake in Section 31, Township 56 North, Range 1 West Boise Meridian, Bonner County, Idaho.

3. Mineral lease number 4004 with the State of Idaho dated January 1, 1998, on the East 1650 feet of Section 36, Township 56 North, Range 1 West Boise Meridian, Bonner County, Idaho, comprises about 200 acres. The lease was
                                                                   -------------
discontinued  in  March  2001.
      ------------------------

There  are  no  known  commercial  ore  deposits  on  any  of  the  properties.

ITEM  3.  LEGAL  PROCEEDINGS.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

a) In August 2002, The Board of Directors announced an annual shareholders meeting to be held on September 11, 2002 for shareholders of record as of August 15, 2002. This meeting was adjourned due to lack of quorum. The meeting reconvened on October 11, 2002. The items to be voted upon and the results of the vote are set forth in item c) below.

Subsequent to this meeting, it was determined that the proxy solicitation for votes was not fully in compliance with all applicable securities law and regulations. The Board of Directors is currently reviewing possible remedies to comply with applicable laws and regulations, which may include the resolicitation of proxies.

b)     Not  applicable.

     c)     The  following  items  were  presented  to  shareholders  for  vote:

- Elect the following directors: Terry McConnaughey, Robert J. Evans, Joseph Zinger, Wayne Hohman, and Donald L. Hess
-     Change  name  of  the  Registrant  to  Quantum  Technology  Group,  Inc.
- Increase the authorized common stock from 10,000,000 shares to 150,000,000 shares
- Ratify a proposed share exchange agreement between the Registrant and Quantum Technology Group, Inc. See Item 6. Management's Discussion and Analysis or Plan of Operation, "Financial Condition and Liquidity" for further information about this agreement.
-     The  following  table  summarizes  the  result  of  the  votes:




                                          FOR        AGAINST  ABSTAIN  BROKER NON-VOTES
                                          ---------  -------  -------  ----------------
Election of directors. . . . . . . . . .  4,388,933   59,700   13,000             9,000
Change name. . . . . . . . . . . . . . .  4,352,118   32,000   86,515               -0-
Increase authorized stock. . . . . . . .  4,261,518  109,300   98,315             1,500

Ratification of share exchange agreement  3,578,325   69,800   94,515           727,993


As  to  the  election  of  individual  directors:



                    FOR        AGAINST  ABSTAIN
                    ---------  -------  -------
Terry McConnaughey  4,387,933   60,700   13,000
Robert J. Evans. .  4,387,433   61,200   13,000
Joseph Zinger. . .  4,387,933   60,700   13,000
Wayne Hohman . . .  4,388,933   59,700   13,000
Donald L. Hess . .  4,379,833   68,800   13,000


d)     Not  applicable


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.
(a) Market information. The Registrant's common stock is quoted by Over the Counter Pink Sheets Quotation System under the symbol SIBM. The following table sets forth the range of high and low bid prices as reported by the Over the Counter Pink Sheet Quotation System for the periods indicated. These over-the-counter bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.




                                2002         2001
                               -----         -----

                            High.  Low    High   Low
First Quarter Ended 11/30  $0.02  $0.02  $0.03  $0.01

Second Quarter Ended 2/28  $0.02  $0.02  $0.03  $0.01

Third Quarter Ended 5/31.  $0.01  $0.01  $0.03  $0.01

Fourth Quarter Ended 8/31  $0.03  $0.02  $0.03  $0.01


(b) As of December 6, 2002, there were approximately 1,582 holders of record of the Registrant's Common Stock.

(c) The Registrant has never paid cash dividends, and has no plans of paying dividends in the foreseeable future. There are no restrictions on the Registrant's ability to pay dividends.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

PLAN  OF  OPERATION

The Registrant's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Registrant will not restrict its search to any specific business, industry, or geographical location and the Registrant may participate in a business venture of virtually any kind or nature.

The Registrant may seek a business opportunity with entities which have recently commenced operations, or wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Registrant may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Although the Registrant has minimal capital with which to provide the owners of business opportunities with any significant cash or other assets, management believes the Registrant will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered Registrant without incurring the cost and time required to conduct a public offering. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Registrant, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Registrant's officers or through advertising the Registrant's availability for acquisition. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration, specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Registrant; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name and identification; and other relevant factors.

RESULTS  OF  OPERATIONS

The Registrant reported a net loss of $39,082 for the year ended August 31, 2002, compared to a net loss of $1,418 in the previous year. The increase in net loss from fiscal year 2001 to fiscal year 2002 was primarily due to increased general and administrative expenses, including expenses related to investigating and negotiating a share exchange agreement with Quantum Technology Group, Inc., and conducting a stockholder meeting.

During the years ending August 31, 2002 and 2001, the Registrant generated no revenue from operations, but had interest income totaling $1,469 and $3,793, respectively. The decrease in interest income for the year ended August 31, 2002 as compared to the year ended August 31, 2001 is directly related to the decrease in interest-producing cash equivalents outstanding during 2002 as compared to 2001.

FINANCIAL  CONDITION  AND  LIQUIDITY

On July 12, 2002, the Board of Directors authorized a preliminary Share Exchange Agreement (the "Agreement") with Quantum Technology Group, Inc. ("Quantum"). Pursuant to the Agreement, shareholders of Quantum are to receive 50 shares of the Registrant's unregistered common stock in exchange for each (1) Quantum share owned. The exchange would result in the issuance of 50,000,000 new unregistered common shares of the Company to Quantum shareholders. Quantum is a development stage enterprise whose only asset is an exclusive license to market and sell an electronic device known as the Handheld Portable Digital Geographic Data Manager (hand-held field digital data mapping device). The Share Exchange Agreement is subject to a number of conditions, including: completion of due diligence; stockholder approval of the transaction; amendment of the Company's articles of incorporation to increase capitalization, among other things; and satisfaction of all applicable securities law requirements. See discussion under Item 4, "Submission of Matters to a Vote of Security Holders" above.

As described by the Registrant's independent auditors in Note 1 to the Registrant's financial statements, there is substantial doubt as to the Registrant's ability to continue as a going concern. In order to continue as a going concern, the Company is dependent upon the continued availability of equity financing, and the successful implementation of its plan for an eventual merger with an entity with profitable business operations. There can be no assurance that we will be successful in obtaining additional equity financing or finding a suitable merger partner.

ITEM  7.  FINANCIAL  STATEMENTS
The financial statements of the Registrant are appended as pages F1 through F13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
(a)  Identification  of  Directors  and  Executive  Officers  are  as  follows:

NAME               AGE   AFFILIATION  WITH  REGISTRATION   EXPIRATION  OF  TERM
----               ---  -------------------------------   --------------------
Terry  McConnaughey  67    President,  Director             Annual  meeting
Joseph  Zinger       62    Vice  President,  Director       Annual  meeting
Robert  J.  Evans    77    Secretary/Treasurer,  Director   Annual  meeting
Wayne  Hohman        62    Director                         Annual  meeting
Donald  L.  Hess     73    Director                         Annual  meeting

BUSINESS  EXPERIENCE  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS

John T. (Terry) McConnaughey: Mr. McConnaughey was Sagle Fire District Commissioner from 1998 to 2000. In the Spring of 2001, he was appointed to Sandpoint Airport Advisory as Director for a four (4) year term. Mr. McConnaughey became a member of the board of directors of Silver Butte in 1996, and elected President in March 2001.

Elmer J. (Joe) Zinger, Vice President: Mr. Zinger was employed as a construction foreman at Hidden Lakes Golf Course since 1991. Mr. Zinger was appointed to the Board of Directors of Silver Butte in 1992, and elected Vice
President  in  Spring  of  2001.

Robert J. Evans, Secretary/Treasurer: He has been a director of the Registrant for the past 21 years and secretary/treasurer of the Registrant for the past 13 years.

Wayne  A.  Hohman,  Director:  Mr.  Hohman  retired  from teaching in 1996 after
twenty-nine years.   He then became involved in land and timber management.   He
was  appointed  to  the  Board  of  Directors  in  1996.

Donald  L.  Hess,  Director:  Mr.  Hess  is President of Columbia Stock Transfer
Company,  the  Registrant's  transfer  agent.   Don  is  retired  from  public
accounting since December 2000, but continues to perform some accounting functions for several publicly held corporations including Silver Butte Mining Company. Don has been on the board of directors since 2001. Don also serves as a director of Mineral Mountain Mining and Milling Company and Lucky Friday Extension Mining Co.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Officers, Directors, and beneficial owners of 10% or more of the Registrant's Common Stock are required to file on a timely basis the reports required by section  16(a)  of  the  Exchange  Act  based  on a review of Forms 3, 4, and 5:

To the Registrant's knowledge, the required Forms 3, 4, and 5 have been filed although not all have been filed on a timely basis.

ITEM  10.  EXECUTIVE  COMPENSATION.

The following table sets forth, for the fiscal years ended August 31, 2002, 2001, and 2000 compensation paid by the Registrant to executives for work performed for the benefit of the Registrant. The Registrant has provided no stock options, warrants, or stock appreciation rights. There are no other employment contracts or incentive pay agreements with the officers and/or directors, who are paid on an hourly basis for work performed according to the terms and rates approved by the Board of Directors.




                                            Annual Compensation     Long Term Compensation
                                            -------------------     ----------------------
                                                          Other     Restricted Options  LTIP
                                                          Annual       Stock    SARS   payouts    All Other
Name/Title. . . . . . . . . . . .  Year  Salary  Bonus  Compensation   Awards   (#)      ($)    Compensation
---------------------------------  ----- ------- ----- -------------  -------  -----  ------   --------------
Terry McConnaughey,  Pres., Dir    2000   ---      ---      ---         ---     ---     ---          ---
Terry McConnaughey,  Pres., Dir    2001   ---      ---      ---         ---     ---     ---          ---
Terry McConnaughey,  Pres., Dir    2002   ---      --- $  2,000[3]      ---     ---     ---      $4,937[1]

E. Joseph Zinger, Vice Pres., Dir  2000   ---      ---      ---         ---     ---     ---          ---
E. Joseph Zinger, Vice Pres., Dir  2001   ---      ---      ---         ---     ---     ---          ---
E. Joseph Zinger, Vice Pres., Dir  2002   ---      ---    2,000[3]      ---     ---     ---         667[1]

Robert J. Evans, Sec./Treas., Dir  2000   ---      ---      ---         ---     ---     ---       1,245[1]
Robert J. Evans, Sec./Treas., Dir  2001   ---      ---      ---         ---     ---     ---          ---
Robert J. Evans, Sec./Treas., Dir  2002   ---      ---    3,000[3]      ---     ---     ---       2,131[1]

Wayne Hohman, Dir.                 2000   ---      ---      ---         ---     ---     ---          ---
Wayne Hohman, Dir.                 2001   ---      ---      ---         ---     ---     ---          ---
Wayne Hohman, Dir.                 2002   ---      ---    2,000[3]      ---     ---     ---         688[1]

Donald L. Hess, Dir.               2001   ---      ---      ---         ---     ---     ---       3,419[2]
Donald L. Hess, Dir.               2002   ---      ---      400[3]      ---     ---     ---       4,645[2]

R. Richard Rice, Pres./Dir.        2000   ---      ---      ---         ---     ---     ---       1,453[1]
R. Richard Rice, Dir.              2001   ---      ---      ---         ---     ---     ---         205[1]



[1]     Directors  fees  and  expenses  associated  with stockholder meeting and proxy  solicitation.

[2]     The  Registrant  paid  the  Columbia  Stock  Transfer  Company, owned by
Donald. L. Hess, Director, $1,562 and $1,994 for stock transfer services and proxy services during the years ended August 31, 2002 and 2001, respectively. The Registrant also paid the Donald L. Hess P.A. accounting firm $3,083 and $1,425 for services during the years ended August 31, 2002 and 2001, respectively. In addition the Registrant issued the Columbia Stock Transfer Registrant 186,667 shares of capital stock during the year ended August 31, 2001 pursuant to a year 1993 agreement.

[3] The Registrant issued stock to its directors to compensate them for directors fees that had not been paid for several years. The number of shares issued, based upon length of service, were as follows: McConnaughy - 100,000 shares, Zinger - 100,000 shares, Evans - 150,000 shares, Hohman - 100,000 shares, Hess - 20,000 shares. These shares were valued at the two cent per share bid price on the date of issuance.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

(a) Security ownership of certain beneficial owners: No person of record is known to own more than 5% of the Registrant's Common Stock.

(b)     Security  ownership  of  management:




Title of Class  Name of Beneficial Owner                     Amount of Beneficial Ownership  Percent of Class (1)
--------------  -------------------------------------------  ------------------------------  --------------------
Common Stock .  Terry McConnaughy                                                   156,457                 1.82%
Common Stock .  Joseph Zinger                                                       101,000                 1.83%
Common Stock .  Robert J. Evans                                                     158,000                 1.17%
Common Stock .  Wayne Hohman                                                        294,501                 3.42%
Common Stock .  Donald L. Hess                                                      413,082                 4.80%

Common Stock .  Directors and Executive Officers as a Group                       1,123,040                13.04%



(1) Based upon 8,610,415 total common stock shares outstanding as of December 6, 2002

(c)     Other  than  the  proposed  Quantum  merger  (see  Item  6. Management's
Discussion and Analysis or Plan of Operation, "Financial Condition and Liquidity"), there are no contractual arrangements known to Registrant that may result in a change in control of Registrant.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
                                                             -

In addition to the related transactions described in the preceding section of this document, see Note 5 to the financial statements.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits  and  index  of  exhibits:  None.

(b) The Registrant filed a Form 8-K, as amended, on October 11, 2002. This Form 8-K reported the results of the proxy solicitation discussed above in Item
4. Submission of Matters to a Vote of Security Holders. However, as described in Item 4, the proxy was not fully in compliance with all applicable securities laws and regulations. As a result, the 8-K will be amended once the proxy solicitation has been brought into compliance.

ITEM  14.  CONTROLS  AND  PROCEDURES

The Registrant's President and Secretary/Treasurer evaluated the Registrant's disclosure controls and procedures within 90 days of the filing date of this annual report. Based upon this evaluation, the Registrant's President and Secretary/Treasurer concluded that the Registrant's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Registrant's internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

CERTIFICATIONS

I,  Terry  McConnaughey.  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Silver Butte Mining Company.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this annual report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c. presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates'

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operations of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December  6,  2002

/s/  Terry  McConnaughey
-----------------------------------
Terry  McConnaughey
President  and  Director

I,  Robert  J.  Evans,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Silver Butte Mining Company.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this annual report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c. presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates'

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions);

a. all significant deficiencies in the design or operations of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December  6,  2002

/s/  Robert  J  Evans
-----------------------------------
Robert  Evans
Secretary/Treasurer  and  Director

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
    Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SILVER BUTTE MINING REGISTRANT
                                  (Registrant)

                           By:  /s/Terry McConnaughey
                             ------------------------
                   Terry McConnaughey, President and Director

                            Date:  December 11, 2002


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
    Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            By    /s/ Robert J. Evans
                                  -------------------
                Robert J. Evans, Secretary/Treasurer and Director

                            Date:  December 11, 2002

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
    Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            By    /s/ Donald L. Hess
                                  ------------------
                            Donald L. Hess, Director

                            Date:  December 11, 2002

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Terry McConnaughey, director and president of Silver Butte Mining Company (the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Annual Report on Form 10-KSB of the Registrant for the fiscal year ended August 31, 2002, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  December  9,  2002
       -------------------
_/s/Terry  McConnaughey______________________
-----------------------
Signature

CERTIFICATION  PURSUANT  TO
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Robert J. Evans, director and secretary/treasurer of Silver Butte Mining Company (the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

3. This Annual Report on Form 10-KSB of the Registrant for the fiscal year ended August 31, 2002, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Date:  December  11,  2002
       -------------------
_/s/Robert  J.  Evans______________________
---------------------
Signature

REPORT  OF  INDEPENDENT  ACCOUNTANTS


Board  of  Directors
Silver  Butte  Mining  Company


We have audited the accompanying balance sheets of Silver Butte Mining Company (the Company) as of August 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Butte Mining Company as of August 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DeCoria,  Maichel  &  Teague  P.S.


/s/ DeCoria, Maichel & Teague P.S.

Spokane,  Washington
December  6,  2002

                           SILVER BUTTE MINING COMPANY
                                TABLE OF CONTENTS



                                                                                                          Page

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1


Balance Sheets as of August 31, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3


Statements of Operations for the years ended August 31, 2002 and 2001 . . . . . . . . . . . . . . . . .   F-4


Statements of Changes in Stockholders' Equity
for the years ended August 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5


Statements of Cash Flows for the years ended August 31, 2002 and 2001 . . . . . . . . . . . . . . . . .   F-6


Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7-F-13





SILVER BUTTE MINING COMPANY
BALANCE SHEETS
AUGUST 31, 2002 AND 2001



                                                  2002        2001
ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . .  $  53,449   $  66,455
  Cash equivalent restricted for mining lease . .          0       5,022
  Prepaid expenses and other current assets . . .          0           0
                                                   ----------  ----------
      Total current assets. . . . . . . . . . . .     53,449      71,477

Property, plant and equipment, net. . . . . . . .      3,000       3,000
                                                   ----------  ----------

      Total assets. . . . . . . . . . . . . . . .  $  56,449   $  74,477
                                                   ==========  ==========


LIABILITES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . .  $   1,331   $       0
  Accounts payable to related parties . . . . . .      9,617       3,044
                                                   ----------  ----------
      Total current liabilities . . . . . . . . .     10,948       3,044
                                                   ----------  ----------

Commitments and contingencies (Notes 6 and 7)

Stockholders' equity:
  Common stock, $0.05 par value; 10,000,000
    shares authorized, 8,610,415 and 8,015,415
    shares issued and outstanding . . . . . . . .    430,521     400,771
  Additional paid-in capital. . . . . . . . . . .    368,419     385,019
  Accumulated deficit . . . . . . . . . . . . . .   (753,439)   (714,357)
                                                   ----------  ----------
      Total stockholders' equity. . . . . . . . .     45,501      71,433
                                                   ----------  ----------

      Total liabilities and stockholders' equity.  $  56,449   $  74,477
                                                   ==========  ==========


The accompanying notes are an integral part of these financial statements.



SILVER BUTTE MINING COMPANY
STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2002 AND 2001



                                                            2002         2001

Operating expenses:
  Directors' fees paid in cash . . . . . . . . . . .  $   (7,267)  $      (30)
  Directors' fees paid by issuing common stock . . .      (9,400)           0
  Directors' expense reimbursements. . . . . . . . .      (1,156)        (175)
  Professional service fees. . . . . . . . . . . . .      (2,336)        (690)
  Professional service fees paid to related parties.      (8,995)      (3,419)
  Printing and postage for stockholder meeting . . .     (10,951)           0
  Other general and administrative expenses. . . . .        (446)        (997)
                                                      -----------  -----------

    Total operating expenses . . . . . . . . . . . .     (40,551)      (5,311)
                                                      -----------  -----------

Other income (expense):
  Interest and dividend income . . . . . . . . . . .       1,469        3,793
  Miscellaneous other income (expense) . . . . . . .           0          100
                                                      -----------  -----------

    Total other income (expense) . . . . . . . . . .       1,469        3,893
                                                      -----------  -----------

Net loss . . . . . . . . . . . . . . . . . . . . . .  $  (39,082)  $   (1,418)
                                                      ===========  ===========

Loss per common share-basic. . . . . . . . . . . . .       Nil          Nil
                                                      ===========  ===========

Weighted average common shares outstanding-basic . .   8,432,338    7,875,415
                                                      ===========  ===========



The accompanying notes are an integral part of these financial statements.
                                        F-4



SILVER BUTTE MINING COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 2002 AND 2001



                                                                            ADDITIONAL                    TOTAL
                                                       COMMON STOCK          PAID-IN       ACCUMULATED STOCKHOLDERS'
                                                   SHARES       AMOUNT       CAPITAL         DEFICIT      EQUITY
Balance, August 31, 2000. . . . . . . . . . .     7,828,748   $391,437   $    392,953   $     (712,939)  $71,451

Issuance of common stock
  to settle accounts payable. . . . . . . . .       186,667      9,334         (7,934)                     1,400

Net loss. . . . . . . . . . . . . . . . . . .                                                   (1,418)   (1,418)
                                               -------------  ---------    ------------     ----------  ---------

Balance, August 31, 2001. . . . . . . . . . .     8,015,415    400,771        385,019         (714,357)   71,433

Issuance of common stock
  for directors' fees . . . . . . . . . . . .       470,000     23,500        (14,100)                     9,400

Issuance of common stock
  for professional service fees . . . . . . .       125,000      6,250         (2,500)                     3,750

Net loss. . . . . . . . . . . . . . . . . . .                                                  (39,082)  (39,082)
                                               -------------  ---------  ------------   --------------  ---------
Balance, August 31, 2002. . . . . . . . . . .     8,610,415   $430,521   $    368,419   $     (753,439)  $45,501
                                               =============  =========  =============  ===============  =======



 The accompanying notes are an integral part of these financial statements.



SILVER BUTTE MINING COMPANY
STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2002 AND 2001




                                                              2002       2001
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $(39,082)  $(1,418)
                                                            ---------  --------
  Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Directors' fees paid by issuing common stock . . . . .     9,400         0
    Professional service fees paid by issuing common stock     3,750         0
    Increase (decrease) in accounts payable. . . . . . . .     7,904     3,044
                                                            ---------  --------
    Total adjustments. . . . . . . . . . . . . . . . . . .    21,054     3,044
                                                            ---------  --------
      Net cash provided (used) by operating activities . .   (18,028)    1,626
                                                            ---------  --------

Cash flows from investing activities:
  Release of restricted cash equivalent. . . . . . . . . .     5,022         0
                                                            ---------  --------
      Net cash provided by financing activities. . . . . .     5,022         0
                                                            ---------  --------

Net increase (decrease) in cash and cash equivalents . . .   (13,006)    1,626
Cash and cash equivalents, beginning of year . . . . . . .    66,455    64,829
                                                            ---------  --------

Cash and cash equivalents, end of year . . . . . . . . . .  $ 53,449   $66,455
                                                            =========  ========

Supplemental disclosures of cash flow information:
  Noncash financing activities:
    Issuance of common stock to settle accounts payable. .  $      0   $ 1,400


 The accompanying notes are an integral part of these financial statements.

SILVER  BUTTE  MINING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS


1.     DESCRIPTION  OF  BUSINESS

Silver Butte Mining Company (the Company) was incorporated under the laws of the State of Idaho on January 19, 1965. The Company was originally organized to explore, acquire and develop mineral properties and rights primarily in Idaho. However, the Company's exploration activities never developed any commercial ore deposits. During prior years, the Company made a strategic decision to abandon or sell its mineral properties and rights, and favorably position itself to seek other profitable business opportunities.
The Company has incurred losses over the past several years and has no recurring source of revenue. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans for the continuation of the Company as a going concern are primarily focused on the eventual merger with an entity with profitable business operations. If existing cash and cash equivalents are exhausted before this occurs, the Company could sell its unregistered common stock to finance operations. However, there are no assurances with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.
Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  Equivalents
-----------------

Highly liquid short-term investments with a remaining maturity when purchased of three months or less are classified as cash equivalents. The Company deposits its cash and cash equivalents in high quality financial institutions.

Property,  Plant  and  Equipment
--------------------------------

Costs of exploring, acquiring and developing mineral properties are capitalized by the project area. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

Machinery  and  equipment  is  carried  at  cost, less accumulated depreciation.
Machinery and equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets. Major renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is recognized in operations.

SILVER  BUTTE  MINING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS,  CONTINUED


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
Impaired  Asset  Policy
-----------------------
The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

Income  Taxes
-------------

The Company accounts for income taxes using the liability method, which requires that deferred income taxes be recognized for temporary differences between the financial statement and income tax bases of assets and liabilities, as well as for net operating loss carryforwards which may result in the recognition of income tax benefits in future years. A valuation allowance is established for deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Loss  Per  Share
----------------

Loss per share - basic is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Loss per share - diluted is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding and the additional common shares that would have been outstanding if potential common shares had been issued. Potential common shares are not included in the computation of loss per share - diluted if their effect is antidilutive. At August 31, 2002 and 2001, the Company had no potential common shares, and only loss per share - basic is reported for the years then ended.

Fair  Values  of  Financial  Instruments
----------------------------------------

The carrying amounts of financial instruments, including cash and cash equivalents and accounts payable, approximated their fair values as of August 31, 2002 and 2001.

Use  of  Estimates
------------------

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

SILVER  BUTTE  MINING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS,  CONTINUED


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

New  Accounting  Pronouncements
-------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 generally requires business combinations to be accounted for using the purchase method. The pronouncement is effective for business combinations occurring after June 30, 2001. Concurrent with the issuance of SFAS No. 141, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 sets forth financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS
No. 142 are effective December 31, 2001. The Company has not had any business combinations in the periods reported on, does not have any recorded goodwill and does not anticipate that adoption of these pronouncements will result in any impact on its reported financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company presently does not have any asset retirement obligations and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The provisions of SFAS No. 144 are generally effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on September 1, 2002 and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

SILVER  BUTTE  MINING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS,  CONTINUED


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

New  Accounting  Pronouncements,  Continued
-------------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The Company believes that the adoption of SFAS No. 145 will not have a material impact on its reported financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its reported financial position or results of operations.

In August 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation No. 9, and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144, to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of SFAS No. 147 are generally effective October 1, 2002. The Company believes that the adoption of SFAS No. 147 will not have a material impact on its reported financial position or results of operations.

SILVER  BUTTE  MINING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS,  CONTINUED


3.     PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant and equipment is comprised of the Company's mineral properties, and fully depreciated machinery and equipment (which had an original cost of $3,850). Mineral properties consist of one (1) acre of deeded land, and the mineral rights only of 11 patented mining claims covering 165 acres, all located in Bonner County, Idaho.

As required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," long-lived assets held by the Company, such as mineral properties, are reviewed to determine if the carrying value is recoverable. In prior years, the Company determined that the carrying value of its mineral properties exceeded the cash flows estimated to be generated by these assets, and therefore reduced the carrying value to $3,000 in accordance with SFAS No. 121.

The client formerly held a mineral lease from the State of Idaho, on 200 acres of land located in Bonner County, Idaho. The lease was dated January 1, 1998, and had a ten year term. The Company pledged $5,022 of cash equivalents to the State of Idaho as security for its compliance with the terms of the lease. The Company terminated this lease in March 2001, and the pledged cash equivalent was "released" by the State of Idaho during 2002.


4.     INCOME  TAXES

At August 31, 2002 and 2001, the Company had deferred tax assets of approximately $117,000 and $105,000, respectively, arising principally from net operating loss carryforwards and secondarily from tax basis capitalized mining exploration costs. Management has determined that it is more likely than not that these deferred tax assets will not be realized, and therefore a valuation allowance equal to the full amount of the deferred tax asset has been established at both August 31, 2002 and 2001.

At August 31, 2002, the Company has tax basis net operating loss carryforwards totaling approximately $343,000, which expire in the years 2003 through 2022.


5.     RELATED  PARTY  TRANSACTIONS

At August 31, 2002, accounts payable to related parties is comprised of: directors' fees and expenses of $7,786 owed to four (4) directors; and professional service fees (for accounting and stock transfer services) of $1,831 owed to companies owned by Donald L. Hess (a director and stockholder). At August 31, 2001, accounts payable to related parties is comprised only of professional service fees (for accounting and stock transfer services) of $3,044 owed to companies owned by Donald L. Hess (a director and stockholder).

SILVER  BUTTE  MINING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS,  CONTINUED


5.     RELATED  PARTY  TRANSACTIONS,  CONTINUED

During the year ended August 31, 2002, professional service fees paid to related parties is comprised of: accounting and stock transfer fees of $4,645 paid (or accrued) to companies owned by Donald L. Hess (a director and stockholder); and legal fees of $4,350 paid to attorney Gary R. Blume (a stockholder). These legal fees included $3,750 that was satisfied by the Company issuing 125,000 shares of its unregistered common stock. During the year ended August 31, 2001, professional service fees paid to related parties is comprised only of accounting and stock transfer fees of $3,419 paid (or accrued) to companies owned by Donald L. Hess (a director and stockholder).

During the year ended August 31, 2002, the Company issued 470,000 shares of its unregistered common stock to five (5) members of the Board of Directors for their services as such. These stock awards were recorded as $9,400 of directors' fees expense, based upon the estimated value of the services rendered. Also during the year ended August 31, 2002, the Company issued 125,000 shares of its unregistered common stock to attorney Gary R. Blume for legal services (see above). This stock award was recorded as $3,750 of professional service fees expense, based upon the estimated value of the services rendered. During the year ended August 31, 2001, the Company issued 186,667 shares of its unregistered common stock to a company owned by Donald L. Hess (a director), to settle an accounts payable. This stock award was recorded at $1,400, based on the amount of the accounts payable settled.


6.     ENVIRONMENTAL  LIABILITIES

For a period of time until 1996, the Company owned certain real property in Bonner County, Idaho near Pend Oreille Lake, known as the Talache Mine and Mill Site (the Talache). The Talache had been a significant producer of silver during the 1920's and was the site of a stamp mill production facility. In the 1960's, the Company acquired the Talache in exchange for shares of its common stock. After several years of minimal and unsuccessful mining activities, the Company sold its interest in the Talache in 1996.
The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) provides that liability for environmental damages may inure to any party that is directly or indirectly responsible for such damages, or has had an ownership interest in a property that has been environmentally degraded. Although the Company has not received any notification of a pending action or proceeding against it relating to environmental damages, management believes that it is reasonably possible that the Company may someday be identified as a potentially responsible party, and required to participate in environmental remediation activities at the Talache.

At August 31, 2002 and 2001, the Company had not accrued any amounts for a potential liability associated with environmental claims, as the amounts, if any, can not be reasonably estimated.

SILVER  BUTTE  MINING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS,  CONTINUED


7.     MERGER  AGREEMENT

On July 12, 2002, the Company entered into a preliminary Share Exchange Agreement with Quantum Technology Group, Inc. (Quantum). The agreement calls for the shareholders of Quantum to receive 50 shares of the Company's unregistered common stock in exchange for each (1) Quantum share owned. This exchange would result in the issuance of 50,000,000 new unregistered common shares of the Company to Quantum shareholders. Quantum is a development stage enterprise whose only asset is an exclusive license to market and sell an electronic device known as the Handheld Portable Digital Geographic Data Manager (hand-held field digital data mapping device). The Share Exchange Agreement is subject to a number of conditions, including: completion of due diligence; stockholder approval of the transaction; amendment of the Company's articles of incorporation to increase capitalization, among other things; and satisfaction of all applicable securities law requirements.

In connection with this Share Exchange Agreement, the Company held a special annual meeting of its stockholders on October 11, 2002, wherein the Company's stockholders voted to: change the name of the Company to Quantum Technology Group, Inc.; increase the authorized common stock to 150,000,000 shares; and ratify the Share Exchange Agreement with Quantum.

Subsequent to this special annual meeting, the Company determined that the proxy solicitation for votes at this meeting had not fully complied with applicable securities laws and regulations. The Company's board of directors and management are currently reviewing all options to cure this lack of compliance, which may include resolicitation of proxies for another special meeting. At August 31, 2002, the Company has not accrued any amounts for potential stockholder liabilities associated with this lack of compliance, as the amounts, if any, can not be reasonably estimated.