Form 10QSB
period 2002-11-30
SILVER BUTTE MINING CO
filed 2003-01-14
CIK 90310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2002

[ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

                 For the transition period from ______ to ______

                        Commission file number: 001-05970

                           SILVER BUTTE MINING COMPANY
             (Exact name of registrant as specified in its charter)

          IDAHO                                        82-0263301
          -----                                        ----------
  (State  or  other  jurisdiction     (IRS  employer  identification  no.)
        of  incorporation)

     520  CEDAR  ST.,  SANDPOINT,  IDAHO                    83864
 (Address  of  principal  executive  offices)            (Zip  Code)

  Registrant's telephone number, including area code: (208) 263-5154


                                  COMMON STOCK
                      Name and exchange on which registered


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  [X]  No  [  ]

   At November 30, 2002, 8,610,415 shares of the registrant's common stock (par value $0.05) were outstanding.


                                   SILVER BUTTE MINING COMPANY
                                        TABLE OF CONTENTS


PART I.

ITEM 1 FINANCIAL INFORMATION

  Balance Sheets as of October 31, 2002 and July 31, 2002 . . . . . . . . . . . . . . . . . .   3

  Statements of Operations for the three months ended November 30, 2002 and 2001 (Unaudited).   4
  Statements of Cash Flows for the three months ended November 30, 2002 and 2001 (Unaudited).   5

  Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS.   7

ITEM 3 CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

PART II

ITEM 1 LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

ITEM 2 CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

ITEM 3 DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . .   9

ITEM 5 OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

CERTIFICATIONS PURSUANT TO THE SARBANES-OXLEY ACT . . . . . . . . . . . . . . . . . . . . . .  13






PART  I.


ITEM 1.  FINANCIAL INFORMATION

SILVER BUTTE MINING COMPANY
BALANCE SHEETS, NOVEMBER 30, 2002 (Unaudited) AND AUGUST 31, 2002

                                                        (Unaudited)
                                                        NOVEMBER 30,    AUGUST 31,
                                                            2002           2002

ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . .  $      25,441   $    53,449
                                                       --------------  ------------
      Total current assets. . . . . . . . . . . . . .         25,441        53,449
                                                       --------------  ------------

Property, plant and equipment, net. . . . . . . . . .          3,000         3,000
                                                       --------------  ------------

      Total assets. . . . . . . . . . . . . . . . . .  $      28,441   $    56,449
                                                       ==============  ============

LIABILITES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . .  $       4,481   $     1,331
  Accounts payable to related parties . . . . . . . .          1,843         9,617
                                                       --------------  ------------
      Total current liabilities . . . . . . . . . . .          6,324        10,948
                                                       --------------  ------------

Stockholders' equity:
  Common stock, $0.05 par value; 10,000,000
    shares authorized, 8,610,415 shares
     issued and outstanding . . . . . . . . . . . . .        430,521       430,521
  Additional paid-in capital. . . . . . . . . . . . .        368,419       368,419
  Accumulated deficit . . . . . . . . . . . . . . . .       (776,823)     (753,439)
                                                       --------------  ------------
      Total stockholders' equity. . . . . . . . . . .         22,117        45,501
                                                       --------------  ------------

      Total liabilities and stockholders' equity. . .  $      28,441   $    56,449
                                                       ==============  ============

The accompanying notes are an integral part of these financial statements.
                                     3


SILVER  BUTTE  MINING  COMPANY
STATEMENTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS
ENDED  NOVEMBER  30,  2002  AND  2001  (Unaudited)

                                                          2002       2001

Operating expenses:
  Directors' fees paid in cash. . . . . . . . . . .  $   (3,443)  $
  Directors' fees paid by issuing common stock. . .                   (9,400)
  Directors' expense reimbursements . . . . . . . .        (706)
  Professional service fees . . . . . . . . . . . .     (11,870)      (1,070)
  Professional service fees paid to related parties      (5,709)
  Other general and administrative expenses . . . .      (1,822)        (408)
                                                     -----------  -----------

    Total operating expenses. . . . . . . . . . . .     (23,550)     (10,878)
                                                     -----------  -----------

Other income expense:
  Interest and dividend income. . . . . . . . . . .         166          533
                                                     -----------  -----------

      Total other income. . . . . . . . . . . . . .         166          533
                                                     -----------  -----------

Net loss. . . . . . . . . . . . . . . . . . . . . .  $  (23,384)  $  (10,345)
                                                     ===========  ===========

Loss per common share-basic . . . . . . . . . . . .       Nil          Nil
                                                     ===========  ===========

Weighted average common shares outstanding-basic. .   8,610,514    8,285,415
                                                     ===========  ===========



The accompanying notes are an integral part of these financial statements.
                                                 4



SILVER  BUTTE  MINING  COMPANY
STATEMENTS  OF  CASH  FLOWS  FOR  THE  THREE  MONTHS
ENDED  NOVEMBER  30,  2002  AND  2001  (Unaudited)



                                                      2002       2001

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . .  $(23,384)  $(10,345)
                                                  ---------  ---------
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Directors' fees paid by issuing common stock                9,400
    Decrease in accounts payable . . . . . . . .    (4,624)    (2,020)
                                                  ---------  ---------

      Net cash used by operating activities. . .   (28,008)    (2,965)
                                                  ---------  ---------

Net decrease in cash and cash equivalents. . . .   (28,008)    (2,965)
Cash and cash equivalents, beginning of period .    53,449     66,455
                                                  ---------  ---------

Cash and cash equivalents, end of period . . . .  $ 25,441   $ 63,490
                                                  =========  =========



The accompanying notes are an integral part of these financial statements.

SILVER  BUTTE  MINING  COMPANY
NOTES  TO  FINANCIAL  STATEMENTS  -  UNAUDITED

1.  BASIS  OF  PRESENTATION

The financial statements of Silver Butte Mining Company included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended August 31, 2002 included in the Company's
Form 10-KSB.The financial statements included herein reflect all normal Recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended August 31, 2003.

2.  DESCRIPTION  OF  BUSINESS

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

On July 12, 2002, the Company entered into a preliminary Share Exchange Agreement with Quantum Technology Group, Inc. (Quantum). The agreement, as amended, calls for the shareholders of Quantum to receive 50 shares of the Company's unregistered common stock in exchange for each (1) Quantum share owned. This exchange would result in the issuance of 50,000,000 new unregistered common shares of the Company to Quantum shareholders. Quantum is a development stage enterprise whose only asset is an exclusive license to market and sell in the United States of America, an electronic device known as the Handheld Portable Digital Geographic Data Manager (hand-held field digital data mapping device). The Share Exchange Agreement is subject to a number of conditions, including: completion of due diligence; amendment of the Company's articles of incorporation to increase capitalization, among other things; and satisfaction of all applicable securities law requirements. In connection with this Share Exchange Agreement, the Company held a special annual meeting of its stockholders on October 11, 2002, wherein the Company's stockholders voted to: change the name of the Company to Quantum Technology Group, Inc.; increased the authorized common stock to 150,000,000 shares; and ratified the Share Exchange Agreement with Quantum.

Subsequent to this special annual meeting, the Company determined that the proxy solicitation for votes at this meeting had not fully complied with applicable
securities  laws  and  regulations.   The  Company's  board  of  directors  and
management are currently reviewing all options to cure this lack of compliance, which may include resolicitation of proxies for another special meeting. At November 30, 2002, the Company has not accrued any amounts for potential stockholder liabilities associated with this lack of compliance, as the amounts, if any, cannot be reasonably estimated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

This Form 10-QSB contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends,"
"estimates," "forecast," "project" and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based on management's discussion and analysis or plan of operations and elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed in forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's view only as of the date of this report.

PLAN  OF  OPERATION

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

The Company may seek a business opportunity with entities which have recently commenced operations, or wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Although the Company has minimal capital with which to provide the owners of business opportunities with any significant cash or other assets, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered Company without incurring the cost and time required to conduct a public offering. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers or through advertising the Company's availability for acquisition. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration, specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name and identification; and other relevant factors.

RESULTS  OF  OPERATIONS

For the three month period ended November 30, 2002 compared to the three month period ended November 30, 2001

For the three months ended November 30, 2002, the Company had a net loss of $23,550 compared to a net loss of $10,345 during the comparable period in the previous year. The increase in loss was mainly caused by an increase in professional services expenses associated with the Company's audit of its financial statements and fees associated with the Company's annual shareholder meeting.

FINANCIAL  CONDITION  AND  LIQUIDITY

During the three month period ended November 30, 2002, the Company used $28,008 of cash in operating activities compared with a use of $2,965 in cash in its operating activities for the three months ended November 30, 2001. The Company has no recurring revenue from operating activities and plans to fund its future operations through additional sales of its unregistered common stock, although there can be no assurance the Company will be able to sell its unregistered common stock. The Company may also raise funds by selling some of its property.

ITEM  3.  CONTROLS  AND  PROCEDURES

The Company's President and Secretary/Treasurer evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this interim report. Based upon this evaluation, the Company's President and Secretary/Treasurer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

                                     PART II

ITEM  1.     LEGAL  PROCEEDINGS

             NONE

ITEM  2.     CHANGES  IN  SECURITIES

              NONE.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

              NONE

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

              NONE.

ITEM  5.     OTHER  INFORMATION

              NONE.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

          Exhibits  and  index  of  exhibits:  None.

The Company filed a Form 8-K, as amended, on October 11, 2002. This Form 8-K reported the results of the proxy solicitation in August 2002. However, the proxy was not in compliance with applicable securities laws and regulations. As a result, the 8-K will be amended once the proxy solicitation has been brought into compliance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER  BUTTE  MINING  COMPANY
(Registrant)

By:  /s/Terry  McConnaughey
  -------------------------
Terry  McConnaughey,  President  and  Director

Date:  January  13,  2003


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/  Robert  J.  Evans
      ----------------------
Robert  J.  Evans,  Secretary/Treasurer  and  Director

Date:  January  13,  2002



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/  Donald  L.  Hess
      ---------------------
Donald  L.  Hess,  Director

Date:  January  13,  2002
                                           10

CERTIFICATIONS

I,  Terry  McConnaughey.  certify  that:

1.  I  have  reviewed this report on Form 10-QSB of Silver Butte Mining Company.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
c. presented in this report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates'

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operations of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January  13,  2003

/s/  Terry  McConnaughey
-----------------------------------
Terry  McConnaughey
President  and  Director
                                 11

I,  Robert  J.  Evans,  certify  that:

1.  I  have  reviewed this report on Form 10-QSB of Silver Butte Mining Company.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
c. presented in this report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates'

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions);

a. all significant deficiencies in the design or operations of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January  13,  2003

/s/  Robert  J  Evans
-----------------------------------
Robert  Evans
Secretary/Treasurer  and  Director
                                 12

CERTIFICATIONS  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Terry McConnaughey, director and president of Silver Butte Mining Company (the "Company") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Company for the period ended November 30, 2002, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  January  13,  2003
       ------------------
_/s/Terry  McConnaughey______________________
-----------------------
Signature

CERTIFICATION  PURSUANT  TO
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Robert J. Evans, director and secretary/treasurer of Silver Butte Mining Company (the "Company") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

3. This Quarterly Report on Form 10-QSB of the Company for the period ended November 30, 2002, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date:  January  13,  2003
       ------------------
_/s/Robert  J.  Evans______________________
---------------------
Signature