Form 10QSB
period 2003-02-28
SILVER BUTTE MINING CO
filed 2003-04-04
CIK 90310

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES
EXCHANGE COMMISSION ACT OF 1934

For the quarterly period ended February 28, 2003

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

COMMON STOCK
Name and exchange on which registered

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes (X)        No ( )

The number of shares of Common Stock, $.05 par value, outstanding as of February 28, 2003, was 8,610,415











SILVER BUTTE MINING COMPANY
TABLE OF CONTENTS

PART I.	3
ITEM 1.  FINANCIAL INFORMATION	3
Balance Sheets, February 28, 2003 and August 31, 2002	3
Statements of Operations for the three	4
and six months ended February 28, 2003 and 2002 - Unaudited	4
Statements of Cash Flows for the six months	6
ended February 28, 2003 and 2002 - Unaudited	6
Notes to Financial Statements - Unaudited	6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.	9
ITEM 3.  CONTROLS AND PROCEDURES	10
PART II	12
ITEM 1.	LEGAL PROCEEDINGS	12
ITEM 2. 	CHANGES IN SECURITIES	12
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
ITEM 5.	OTHER INFORMATION	12
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	12
SIGNATURES	13
CERTIFICATIONS	14
CERTIFICATIONS  PURSUANT TO THE SARBANES-OXLEY ACT	18




PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Mining Company
Balance Sheets, February 28, 2003 and August 31, 2002

	February 28
	2003	August 31,
	(unaudited)	2002

ASSETS

Current assets:
	Cash and cash equivalents	$	18,107	$	53,449

			Total current assets		18,107		53,449

Property, plant and equipment, net		3,000		3,000

			Total assets	$	21,107	$	56,449


LIABILITES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Accounts payable	$	1,277	$	1,331
	Accounts payable to related parties		250		9,617
			Total current liabilities		1,527		10,948

Stockholders' equity:
	Common stock, $0.05 par value; 10,000,000
		shares authorized, 8,610,415 shares
		 issued and outstanding		430,521		430,521
	Additional paid-in capital		368,419		368,419
	Accumulated deficit		(779,360)		(753,439)
			Total stockholders' equity		19,580		45,501

		Total liabilities and stockholders' equity	$	21,107	$	56,449


The accompanying notes are an integral part of these financial statements.


Silver Butte Mining Company
Statements of Operations for the three
and six months ended February 28, 2003 and 2002 - Unaudited


Three Months Ended
Six Months Ended

February 28,
February 28,

2003
2002
2003
2002
Operating expenses:




  Directors' fees paid in cash


 $ (3,443)

  Directors' fees paid by issuing
common stock




$ (9,400)
  Directors' expense
reimbursements


     (706)

  Professional service fees
$  (538)
$(356)
  (12,408)
    (480)
  Professional service fees paid
to related parties

 (1,351)


   (7,060)

  (1,024)
  Other general and administrative
   (703)
 (431)
   (2,525)
    (760)
    Total operating expenses
 (2,592)
 (787)
  (26,142)
 (11,664)





Other income (expense):




  Interest and dividend income
     55
  351
      221
     884
    Total other income (expense)
     55
  351
      221
     884





Net loss
$(2,537)
$(436)
 $(25,921)
$(10,780)





Loss per common share-basic
Nil
Nil
$0.003
$0.001





Weighted average common shares
outstanding-basic

8,610,514

8,485,000

8,610,514

8,485,000
















The accompanying notes are an integral part of these financial statements.




					Total
Silver Butte Mining Company
Statements of Cash Flows for the six months ended February 28, 2003 and 2002 - Unaudited



	2003	2002
Cash flows from operating activities:
	Net loss	$	(25,921)	$	(10,345)
	Adjustments to reconcile net loss to net cash
	provided (used) by operating activities:
		Directors' fees paid by issuing common stock				9,400
		Increase (decrease) in accounts payable		(9,421)		(2,020)

			Net cash used by operating activities		(35,342)		(2,965)

Net decrease in cash and cash equivalents		(35,342)		(2,965)
Cash and cash equivalents, beginning of period		53,449		66,455

Cash and cash equivalents, end of period	$	18,107	$	63,490


















The accompanying notes are an integral part of these financial statements.
















Silver Butte Mining Company
Notes to Financial Statements - Unaudited

1.  Basis of Presentation
The financial statements of Silver Butte Mining Company included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended August 31, 2002 included in the Company's Form 10-KSB.
The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are
necessary for a fair presentation.   The results for interim
periods are not necessarily indicative of trends or of results to be expected for the full year ended August 31, 2003.

2.  Description of Business
Silver Butte Mining Company (the Company) was incorporated under the laws of the State of Idaho on January 19, 1965. The Company was originally organized to explore, acquire and develop mineral properties and rights primarily in Idaho. However, the Company's exploration activities never developed any commercial ore deposits. During prior years, the Company made a strategic decision to abandon or sell its mineral properties and rights, and favorably position itself to seek other profitable business opportunities.
The Company has incurred losses over the past several years and has no recurring source of revenue. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans for the continuation of the Company as a going concern are primarily focused on the eventual merger with an entity with profitable business operations. If existing cash and cash equivalents are exhausted before this occurs, the Company could sell its unregistered common stock to finance operations. However, there are no assurances with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.
On July 12, 2002, the Company entered into a preliminary Share Exchange Agreement with Quantum Technology Group, Inc. (Quantum). The agreement, as amended, calls for the shareholders of Quantum to receive 50 shares of the Company's unregistered common stock in exchange for each (1) Quantum share owned. This exchange would result in the issuance of 41,000,000 new unregistered common shares of the Company to Quantum shareholders. Quantum is a development stage enterprise whose only asset is an exclusive license to market and sell in the United States of America, an electronic device known as the Handheld Portable Digital Geographic Data Manager (hand-held field digital data mapping device). The Share Exchange Agreement is subject to a number of conditions, including: completion of due diligence; amendment of the Company's articles of incorporation to increase capitalization, among other things; and satisfaction of all applicable securities law requirements. In connection with this Share Exchange Agreement, the Company held a special annual meeting of its stockholders on October 11, 2002, wherein the Company's stockholders voted to: change the name of the Company to Quantum Technology Group, Inc.; increase the authorized common stock to 150,000,000 shares; and ratify the Share Exchange Agreement with Quantum.

Subsequent to this special annual meeting, the Company determined that the proxy solicitation for votes at this meeting had not fully complied with applicable securities laws and regulations. The Company's board of directors and management are currently reviewing all options to cure this lack of compliance, which may include resolicitation of proxies for another special meeting.
At February 28, 2003, the Company has not accrued any amounts for potential stockholder liabilities associated with this lack of compliance, as the amounts, if any, cannot be reasonably estimated.


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

Results of Operations
For the three month period ended February 28, 2003 compared to the three month period ended February 28, 2002

For the three months ended February 28, 2003, the Company had a net loss of $2,537 compared to $436 during the comparable period
in the previous year.   The increase in loss was mainly caused by
an increase in professional services expenses incurred in connection with proxy material and proxy solicitation. Net interest income also decreased during comparable periods from $351 to $55.

For the six month period ended February 28, 2003 compared to the six month period ended February 28, 2002

For the six months ended February 28, 2003, the Company had a net loss of $25,921 compared to $10,780 during the comparable period in the previous year. The increase in loss was mainly caused by an increase in professional services expenses associated with the Company's audit of its financial statements and fees associated with the Company's annual shareholder meeting.

Financial Condition and Liquidity
During the six month period ended February 28, 2003, the Company used $35,342 of cash in operating activities compared with the use of $2,965 in cash in its operating activities for the six months ended February 28, 2002. The Company has no recurring revenue from operating activities and plans to fund its future operations through additional sales of its unregistered common stock, although there can be no assurance the Company will be able to sell its unregistered common stock. The Company may also raise funds by selling some of its property.

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

SILVER BUTTE MINING COMPANY
(Registrant)

By:  /s/Terry McConnaughey
Terry McConnaughey, President and Director

Date:  April 4, 2003


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Robert J. Evans
Robert J. Evans, Secretary/Treasurer and Director

Date:  April 4, 2003



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Donald L. Hess
Donald L. Hess, Director

Date:  April 4, 2003


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

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the Company and have:

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


Date: April 4, 2003

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

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the Company and have:

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


Date: April 4, 2003

/s/ Robert J Evans
-----------------------------------
Robert Evans
Secretary/Treasurer and Director


CERTIFICATIONS  PURSUANT TO THE SARBANES-OXLEY ACT
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Terry McConnaughey, director and president of Silver Butte
Mining Company (the "Company") do hereby certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.	This Quarterly Report on Form 10-QSB of the Company
for the period ended February 28, 2003, as filed with the Securities and Exchange Commission (the
"report"), fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly
presents, in all material respects, the financial condition and results of operations of the Company.

Date:  April 4, 2003
_/s/Terry McConnaughey______________________
Signature

CERTIFICATION  PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Evans, director and secretary/treasurer of Silver
Butte Mining Company (the "Company") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

3.	This Quarterly Report on Form 10-QSB of the Company
for the period ended February 28, 2003, as filed with the Securities and Exchange Commission (the
"report"), fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4.	The information contained in the report fairly
presents, in all material respects, the financial
condition and results of operations of the Company.
Date:  April 4, 2003
_/s/Robert J. Evans______________________
Signature

3
6