Form 10QSB
period 2003-05-31
SILVER BUTTE MINING CO
filed 2003-07-14
CIK 90310

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES
EXCHANGE COMMISSION ACT OF 1934

For the quarterly period ended May 31, 2003

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE
SECURITIES
         EXCHANGE  ACT  OF  1934

For the transition period from ______ to ______

Commission File Number:  001-05970

Silver Butte Mining Company
(Exact name of registrant as specified in its charter)

		IDAHO				82-0263301
-------------------------------              --------------
(State or other jurisdiction of		    (I.R.S. Employer
Incorporation or organization)		  Identification Number)

 520 Cedar Street, Sandpoint, ID                83864
 -------------------------------              ---------
(Address of Principal Executive Offices)      (Zip Code)

                    (208) 263-5154
--------------------------------------------------
Registrant's telephone number, including area code

              COMMON STOCK
Name and exchange on which registered

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes (X)        No ( )

The number of shares of Common Stock, $.05 par value, outstanding as of May 31, 2003, was 8,760,415


SILVER BUTTE MINING COMPANY
TABLE OF CONTENTS


PART I.                                                             3
ITEM 1.  FINANCIAL INFORMATION                                      3
  Balance Sheets, May 31, 2003 (Unaudited) and August 31, 2002      3
  Statements of Operations for the three and nine months
    ended May 31, 2003 and 2002 - Unaudited                         4
  Statements of Cash Flows for the nine months ended
    May 31, 2003 and 2002 - Unaudited                               5
  Notes to Financial Statements - Unaudited                         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.                       7

ITEM 3.  CONTROLS AND PROCEDURES                                    9

PART II                                                             9
  ITEM 1.  LEGAL PROCEEDINGS                                        9
  ITEM 2.  CHANGES IN SECURITIES                                    9
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          9
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      9
  ITEM 5.  OTHER INFORMATION                                       10
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        10
  SIGNATURES                                                       11
  CERTIFICATIONS                                                   12
  CERTIFICATIONS  PURSUANT TO THE SARBANES-OXLEY ACT               14

PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Mining Company
Balance Sheets, May 31, 2003 (Unaudited) and August 31, 2002

                                                   May 31
                                                    2003           August 31,
                                                 (unaudited)         2002

ASSETS

Current assets:
  Cash and cash equivalents                     $    11,379       $   53,449
                                                -----------       ----------
    Total current assets                             11,379           53,449
                                                -----------       ----------
Mining claims and land                                3,000            3,000
                                                -----------       ----------
      Total assets                              $    14,379       $   56,449
                                                ===========       ==========




LIABILITES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $    1,331
  Accounts payable to related parties                                  9,617
                                                                  ----------
    Total current liabilities                                         10,948
                                                                  ==========
Stockholders' equity:
  Common stock, $0.05 par value; 10,000,000
    shares authorized, 8,610,415 shares
    issued and outstanding at August 31, 2002
    and 8,760,415 issued and outstanding at
    May 31, 2003                                  $438,021           430,521
  Additional paid-in capital                       363,919           368,419
  Accumulated deficit                             (787,561)         (753,439)
    Total stockholders' equity                      14,379            45,501
                                                -----------       ----------
    Total liabilities and stockholders' equity    $ 14,379         $  56,449
                                                ==========        ==========

The accompanying notes are an integral part of these financial statements.


Silver Butte Mining Company
Statements of Operations for the three and nine months ended May 31, 2003 and 2002 - Unaudited

                                         Three Month Ended         Nine Months Ended

                                         2003         2002          2003        2002



Operating expenses:

  Directors' fees paid in cash                                   $ (3,443)
  Directors' fees paid by issuing
    common stock                                                              $(9,400)
  Directors' expense reimbursements                                  (706)       (256)
  Professional service fees              $(3,323)     $   (40)    (15,731)       (520)
  Professional service fees paid
    to related parties                    (4,540)        (519)    (11,600)     (1,832)
  Other general and administrative          (376)         (21)     (2,901)       (290)
                                         -------        -----    --------     -------
    Total operating expenses              (8,239)        (580)    (34,381)    (12,298)
                                         -------        -----    --------     -------
Other income (expense):

  Interest and dividend income                38          298         259       1,235
                                         -------        -----    --------    --------
    Total other income (expense)              38          298         259       1,235
                                         -------        -----    --------    --------
Net loss                                 $(8,201)     $  (282)   $(34,122)   $(11,063)
                                         =======       ======    ========    ========
Loss per common share-basic              $(0.001)         Nil     $(0.004)    $(0.001)
                                         =======       ======    ========    ========
Weighted average common
  shares outstanding-basic              8,623,458     8,485,415   8,614,811   8,388,270
                                        =========     =========   =========   =========

The accompanying notes are an integral part of these financial statements.




Silver Butte Mining Company
Statements of Cash Flows for the nine months ended May 31, 2003 and 2002 - Unaudited


                                                         Nine months ended
                                                               May 31
	                                                  2003        2002

Cash flows from operating activities:

  Net loss                                             $(34,122)    $(11,063)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Directors' fees paid by issuing common stock                        9,400
   Professional service fees paid by issuing
     common stock                                           500
   Professional service fees paid to related
     party by issuing common stock                        2,500
   Decrease in accounts payable                         (10,948)      (3,044)
                                                        -------      -------
     Net cash used by operating activities              (42,070)      (4,707)
                                                        -------      -------
Net decrease in cash and cash equivalents               (42,070)      (4,707)
Cash and cash equivalents, beginning of period           53,449       71,455
                                                        -------      -------
Cash and cash equivalents, end of period                $11,379      $66,748
                                                        =======      =======





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

Subsequent to this special annual meeting, the Company determined that the proxy solicitation for votes at this meeting had not fully complied with applicable securities laws and regulations. The Company's board of directors and management determined that a resolicitation of proxies for another special meeting was warranted. At May 31, 2003, the Company has not accrued any amounts for potential stockholder liabilities associated with this lack of compliance, as the amounts, if any, cannot be reasonably estimated.

The Company held a special shareholders meeting on May 16, 2003. The stockholders voted to: elect the board of directors, increase the authorized common stock to 150,000,000 shares, and
change the name of the Company to Quantum Technology Group.   On
June 4, 2003, Quantum notified the Company that they were terminating the merger in accordance with terms provided in the Share Exchange Agreement. As a result, the board of directors of the Company decided not to change its name to Quantum Technology
Group.   The election of the board of directors and the increase
in authorized shares of common stock were adopted by the Company in June 2003.

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

Results of Operations
For the three month period ended May 31, 2003 compared to the three month period ended May 31, 2002

For the three months ended May 31, 2003, the Company had a net loss of $8,201 compared to $282 during the comparable period in the previous year. The increase in loss was mainly caused by an increase in professional services expenses incurred in connection with proxy solicitation and the special shareholders meeting.
Net interest income also decreased during comparable periods from $298 to $38.

For the nine month period ended May 31, 2003 compared to the nine month period ended May 31, 2002

For the nine months ended May 31, 2003, the Company had a net loss of $34,122 compared to $11,063 during the comparable period
in the previous year.   The increase in loss was mainly caused by
an increase in professional services expenses associated with the Company's audit of its financial statements and fees associated with the Company's shareholder meetings.

Financial Condition and Liquidity
During the nine month period ended May 31, 2003, the Company used $42,070 of cash in operating activities compared with the use of $4,707 in cash in its operating activities for the nine months ended May 31, 2002. The Company has no recurring revenue from operating activities and plans to fund its future operations through additional sales of its unregistered common stock, although there can be no assurance the Company will be able to sell its unregistered common stock. The Company may also raise funds by selling some of its property.


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

a) In April 2003, the Board of Directors announced a special shareholders meeting to be held on May 16, 2003 for shareholders of record as of April 4, 2003. The items to be voted upon and the results of the vote are set forth in item c) below.

b)  Not applicable.

c) The following items were presented to shareholders for vote:

Elect the following directors:  Terry
McConnaughey, Robert J. Evans, Joseph Zinger,
Wayne Hohman, and Donald L. Hess

Change name of Company to Quantum Technology
Group, Inc.

Increase authorized common stock from 10,000,000 to 150,000,000 shares.

The following table summarized the results of the votes:


                            For            Against          Abstain

Election of directors     4,297,146          17,500        26,700
Change name  (1)          4,092,412         187,600        58,334
Increase authorized stock 4,190,846         118,600        28,900

(1) Due to the termination of the related merger agreement with Quantum Technology Group (see Note 2 to the financial statements on page 7 and 8), the board of directors decided not to change the Company's name.

d)  Not Applicable.

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

Date:  July 11, 2003


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Robert J. Evans
Robert J. Evans, Secretary/Treasurer and Director

Date:  July 11, 2003



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/Delaine H. Gruber
Delaine H. Gruber, Director

Date:  July 11, 2003

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

a)	all significant deficiencies in the design or
operations of internal controls which could adversely
affect the Company's ability to record, process,
summarize and report financial data and have
identified for the Company's auditors any material
weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Company's internal controls.

6.	The Company's other certifying officers and I have
indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 11, 2003

/s/Terry McConnaughey
Terry McConnaughey
President and Director

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

a. all significant deficiencies in the design or operations of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

6. The Company's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 11, 2003

/s/Robert Evans
Robert Evans
Secretary/Treasurer and Director

CERTIFICATIONS  PURSUANT TO THE SARBANES-OXLEY ACT
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Terry McConnaughey, director and president of Silver Butte
Mining Company (the "Company") do hereby certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.	This Quarterly Report on Form 10-QSB of the Company
for the period ended May 31, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly
presents, in all material respects, the financial condition and results of operations of the Company.

Date:  July 11, 2003

/s/Terry McConnaughey
Terry McConnaughey, President and Director

CERTIFICATION  PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Evans, director and secretary/treasurer of Silver
Butte Mining Company (the "Company") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

3.	This Quarterly Report on Form 10-QSB of the Company
for the period ended May 31, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4.	The information contained in the report fairly
presents, in all material respects, the financial condition and results of operations of the Company.
Date:  July 11, 2003

/s/Robert Evans
Robert Evans
Secretary/Treasurer and Director