Form 10KSB
period 2003-08-31
SILVER BUTTE MINING CO
filed 2003-11-25
CIK 90310

OMB APPROVAL
OMB Number: 3235-0420 Expires: December 31, 2005 Estimated average burden hours per response: 294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2003

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  ________ to ________

Commission file number 001-05970

SILVER BUTTE MINING COMPANY

(Name of small business issuer in its charter)

Idaho

82-0263301

(State or other jurisdiction of incorporation)

(I.R.S. Employer Id. No.)

    520 Cedar Street, Sandpoint, ID

   83864

(Address of principal executive offices)

(Zip code)

Registrant’s telephone number, including area code:  (208) 263-5154

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.05 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X)    No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  [  ]

The Registrant generated no revenues for its most recent fiscal year.  The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the average bid and ask price as of November 20, 2003 was $832,239.

At November 20, 2003, there were 8,760,415 outstanding shares of par value $0.05 common stock.

SEC 2337 (12-02)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

SILVER BUTTE MINING COMPANY

FORM 10-KSB ANNUAL REPORT

August 31, 2003

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

3

ITEM 2.

DESCRIPTION OF PROPERTY.

4

ITEM 3.

LEGAL PROCEEDINGS.

4

ITEM 4.

SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS.

4

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS.

5

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATIONS

5

ITEM 7.

FINANCIAL STATEMENTS

6

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE.

20

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

20

ITEM 10.

EXECUTIVE COMPENSATION.

21

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

23

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

23

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K.

23

ITEM 14.

CONTROLS AND PROCEDURES

23

SIGNATURES

24

INDEX TO EXHIBITS

25

SILVER BUTTE MINING COMPANY

FORM 10-KSB ANNUAL REPORT

August 31, 2003

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Forward-looking statements

This Form 10-KSB contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based on management’s discussion and analysis or plan of operations and elsewhere in this report.  Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict.  Actual results could differ materially from those expressed in forward-looking statements.   Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s view only as of the date of this report.

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

Due to the recent increase in the price of gold and silver, management is attempting raise funds to reactivate the Registrant with the intention of investigating opportunities in the natural resource industry or other business opportunities which may become available to the Registrant.

The Registrant has been incurring operating losses in recent years and has no recurring source of revenue other than interest income.   These conditions raise substantial doubt s to the Registrant’s ability to continue as a going concern.   As a result, the Registrant’s independent auditors included a “going concern” qualification in their report on the Registrant’s financial statements.   The Registrant’s management plans to maintain the Registrant as a going concern although there is no assurance they will be successful.

The Registrant’s executive offices are located at 520 Cedar Street, Sandpoint, ID 83864.  The mailing address is 520 Cedar Street, Sandpoint, ID 83864.

Employees

The Registrant currently has no full-time employees. The Registrant intends to utilize the services of outside consultants.

SILVER BUTTE MINING COMPANY

FORM 10-KSB ANNUAL REPORT

August 31, 2003

Competition

There is aggressive competition within the minerals industry to discover and acquire claims considered to have commercial potential. The Registrant’s competitors have longer operating histories, more experienced management and greater financial and market strengths. In addition, the Registrant competes with others in efforts to obtain financing to explore and develop mineral properties.  There is no assurance that the Registrant can compete effectively with these and other companies.

Regulation

The Registrants’s activities in the United States are subject to various federal, state, and local laws and regulations governing prospecting, development, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on the Registrant’ business, causing those activities to be economically reevaluated at that time

ITEM 2.  DESCRIPTION OF PROPERTY

The Registrant holds the following mining properties: (1) Mineral rights only of 6 patented mining claims covering approximately 165 acres situated in Sections 1, Township 55 North, Range 2 West Boise Meridian, and Sections 5, 6 and 8, Township 55 North, Bonner County, Idaho; and (2) One acre of deeded land encompassing the "Stidwell Adit" adjacent to Mirror Lake in Section 31, Township 56 North, Range 1 West Boise Meridian, Bonner County, Idaho.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending August 31, 2003.

[THE BALANCE OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK]

SILVER BUTTE MINING COMPANY

FORM 10-KSB ANNUAL REPORT

August 31, 2003

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)

Market information.  The Registrant’s common stock is quoted by the Pink Sheets Quotation System under the symbol SIBM.  The following table sets forth the range of high and low bid prices as reported by the Pink Sheet Quotation System for the periods indicated.  These over-the-counter bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

FYE 8-31-2003

FYE 8-31-2002

High

Low

High

Low

First Quarter Ended 11/30

$.05

$.02

$.04

$.01

Second Quarter Ended 2/28

$.04

$.02

$.04

$.02

Third Quarter Ended 5/31

$.04

$.02

$.03

$.01

Fourth Quarter Ended 8/31

$.04

$.02

$.06

$.01

b)

As of October 28, 2003, there were approximately 735 holders of record of the Registrant's Common Stock.

c)

The Registrant has paid no dividends and propose for the foreseeable future to utilize all available funds for the development of its business.  Accordingly, it has no plans to pay dividends even if funds are available, as to which there is no assurance.  There are no restrictions on the Registrant's ability to pay dividends.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

The Registrant has a cash balance of $10,602 and negative working capital of $6,730 at August 31, 2003.   Operating costs for the ensuing fiscal year is estimated to be $12,000 and no cash from operations is anticipated.

To raise additional funds needed for operations, the Registrant is planning a private placement offering of sale of the Registrant’s unregistered common stock to raise net proceeds of $30,500.   These net proceeds will be used to fund ongoing operations and to finance efforts to identify and acquire interest in natural resource or other business opportunities.  The offering is expected to begin in November 2003.

In accordance with the terms of the private placement, the Registrant will offer 4,000,000 Units of the Registrant’s $.05 par value common stock at a price of $0.01 per Unit. Each Unit consists of one share of Common Stock and one Common Stock Purchase Warrant, exercisable for twenty-four months from the date of issue, to purchase one additional share of Common Stock. The exercise price of the Common Stock Purchase Warrant is $0.01 per share for the 12 months from the date of issuance and thereafter at a price of $0.05 per share. The Shares are offered on a “Best Efforts” basis.   There is no minimum purchase.  The Shares are offered for cash only.   Net proceeds are determined as follows:

Gross Proceeds (4,000,000 units @$0.01)

$   40,000

Sales commissions (at 10%)

4,000

Less Offering Costs

       5,500

Net proceeds

$   30,500

SILVER BUTTE MINING COMPANY

FORM 10-KSB ANNUAL REPORT

August 31, 2003

As described by the Registrant’s independent auditors in Note 1 to the Registrant’s financial statements, there is substantial doubt as to the Registrant’s ability to continue as a going concern.  In order to continue as a going concern, the Registrant is dependent upon continued availability of equity financing and successfully implementing its plan of operation to pursue new business opportunities.  There can be no assurance that we will be successful in our plan to seek new business opportunities.

ITEM  7.  FINANCIAL  STATEMENTS

SILVER BUTTE MINING COMPANY

TABLE OF CONTENTS

Page

Report of Independent Accountants – August 31, 2003

7

Report of Independent Accountants – August 31, 2002

8

Balance Sheets as of August 31, 2003 and 2002

9

Statements of Operations for the years ended August 31, 2003 and 2002

10

Statement of Changes in Stockholders’ Equity (Deficit)

   for the years ended August 31, 2003 and 2002

11

Statements of Cash Flows for the years ended August 31, 2003 and 2002

12

Notes to Financial Statements

13

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Silver Butte Mining Company

We have audited the accompanying balance sheet of Silver Butte Mining Company as of August 31, 2003, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Butte Mining Company as of August 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 1 to the financial statements, the Company’s recurring operating losses raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LeMaster & Daniels PLLC

Spokane, Washington

November 12, 2003

  DECORIA,

  MAICHEL

  & TEAGUE

  A PROFESSIONAL SERVICES FIRM

Report of Independent Accountants

Board of Directors

Silver Butte Mining Company

We have audited the accompanying balance sheets of Silver Butte Mining Company (the Company) as of August 31, 2002 and 2001, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ DeCoria, Maichel & Teague P.S.

Spokane, Washington

December 6, 2002

Silver Butte Mining Company

Balance Sheets

August 31, 2003 and 2002

2003

2002

ASSETS

Current assets:

Cash and cash equivalents

$

10,602

$

53,449

Prepaid expenses

5,021

0

Total current assets

15,623

53,449

Property, plant and equipment, net

3,000

3,000

Total assets

$

18,623

$

56,449

LIABILITES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable

$

6,583

$

1,331

Accounts payable to related parties

770

9,617

Directors’ fees payable

15,000

0

Total current liabilities

22,353

10,948

Stockholders’ equity (deficit):

Common stock, $0.05 par value; 150,000,000

shares authorized, 8,760,415 and 8,610,415

shares issued and outstanding

438,021

430,521

Additional paid-in capital

363,919

368,419

Accumulated deficit

(805,670)

(753,439)

Total stockholders’ equity (deficit)

(3,730)

45,501

Total liabilities and stockholders’ equity (deficit)

$

18,623

$

56,449

The accompanying notes are an integral part of these financial statements.

Silver Butte Mining Company

Statements of Operations

Years ended August 31, 2003 and 2002

2003

2002

Operating expenses:

Directors' fees paid or accrued

$

(18,443)

$

(7,267)

Directors' fees paid by issuing common stock

0

(9,400)

Directors' expense reimbursements

(1,161)

(1,156)

Professional service fees

(17,137)

(6,686)

Professional service fees paid to related parties

(12,370)

(4,645)

Printing and postage for stockholder meeting

(1,201)

(10,951)

Other general and administrative expenses

(2,199)

(446)

Total operating expenses

(52,511)

(40,551)

Other income (expense):

Interest and dividend income

280

1,469

Total other income (expense)

280

1,469

Net loss

$

(52,231)

$

(39,082)

Loss per common share-basic

$(0.01)

Nil

Weighted average common shares outstanding-basic

8,651,511

8,432,338

The accompanying notes are an integral part of these financial statements.

Silver Butte Mining Company

Statement of Changes in Stockholders’ Equity (Deficit)

Years ended August 31, 2003 and 2002

Additional

Total

Common stock

Paid-In

Accumulated

Stockholders'

Shares

Amount

Capital

Deficit

Equity (Deficit)

Balance, August 31, 2001

8,015,415

$

400,771

$

385,019

$

(714,357)

$

71,433

Issuance of common stock

for directors' fees

470,000

23,500

(14,100)

9,400

Issuance of common stock

for professional service fees

125,000

6,250

(2,500)

3,750

Net loss

(39,082)

(39,082)

Balance, August 31, 2002

8,610,415

430,521

368,419

(753,439)

45,501

Issuance of common stock

for professional service fees

150,000

7,500

(4,500)

3,000

Net loss

(52,231)

(52,231)

Balance, August 31, 2003

8,760,415

$

438,021

$

363,919

$

(805,670)

$

(3,730)

The accompanying notes are an integral part of these financial statements.

Silver Butte Mining Company

Statements of Cash Flows

Years ended August 31, 2003 and 2002

2003

2002

Cash flows from operating activities:

Net loss

$

(52,231)

$

(39,082)

Adjustments to reconcile net loss to net cash

used by operating activities:

Directors' fees paid by issuing common stock

0

9,400

Professional service fees paid by issuing common stock

3,000

3,750

Increase in prepaid expense

(5,021)

0

Increase (decrease) in accounts payable

(3,595)

7,904

Increase in directors’ fees payable

15,000

0

Total adjustments

9,384

21,054

Net cash used by operating activities

(42,847)

(18,028)

Cash flows from investing activities:

Release of restricted cash equivalent

0

5,022

Net cash provided by financing activities

0

5,022

Net decrease in cash and cash equivalents

(42,847)

(13,006)

Cash and cash equivalents, beginning of year

53,449

66,455

Cash and cash equivalents, end of year

$

10,602

$

53,449

Noncash financing activities:

Directors fees paid by issuing common stock

$

9,400

Professional service fees paid by issuing common stock

$

3,000

$

3,750

The accompanying notes are an integral part of these financial statements.

Silver Butte Mining Company

Notes to Financial Statements

1.

Description of Business

Silver Butte Mining Company (the Company) was incorporated under the laws of the State of Idaho on January 19, 1965. The Company was originally organized to explore, acquire and develop mineral properties and rights primarily in Idaho. However, the Company’s exploration activities never developed any commercial ore deposits. During prior years, the Company made a strategic decision to abandon or sell most of its mineral properties and rights, and favorably position itself to seek other profitable business opportunities in the natural resource or other industries.

The Company has incurred losses over the past several years and has no recurring source of revenue.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Management's  plans  for  the  continuation  of  the  Company as a going concern are primarily focused on the development of a business opportunity that will provide profitable operations.  If existing cash and cash equivalents are exhausted before this occurs, the Company could sell its unregistered common stock to finance operations. However, there are no assurances with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

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

Environmental Matters

The Company has owned mineral property interests on certain public and private lands in Idaho. The Company’s properties have been subject to a variety of federal and state regulations governing land use and environmental matters. The Company’s management has engaged consultants to review the potential environmental impacts of its prior mineral exploration and development activities and believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company. The Company’s management acknowledges, however, that the possibility exists that the Company may be subject to environmental liabilities associated with its prior activities in the unforeseeable future, although the likelihood of such is deemed remote and the amount and nature of the liabilities is impossible to estimate.

Income Taxes

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

Loss Per Share

Loss per share – basic is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Loss per share – diluted is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding and the additional common shares that would have been outstanding if potential common shares had been issued. Potential common shares are not included in the computation of loss per share – diluted if their effect is antidilutive. At August 31, 2003 and 2002, the Company had no potential common shares, and only loss per share – basic is reported for the years then ended.

Fair Values of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents and payables approximated their fair values as of August 31, 2003 and 2002.

Silver Butte Mining Company

Notes to Financial Statements, Continued

2.       Summary of Significant Accounting Policies, Continued

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain balances from prior year financial statements have been reclassified to conform with the current year presentation.   These reclassifications did not effect total assets, net loss, or stockholders’ equity as previously reported.

New Accounting Pronouncements

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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." SFAS No. 147 will have no impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS No. 123 and currently believes that the adoption of SFAS No. 148 will not have a material impact on the Company's financial statements.

Silver Butte Mining Company

Notes to Financial Statements, Continued

2.       Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements, Continued:

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 will not have a material effect on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 will not have an impact upon initial adoption and is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 will not have an impact upon initial adoption and is not expected to have a material impact on the Company's results of operations, financial position and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The changes are intended to result in a more complete depiction of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. The requirements of SFAS No. 150 become effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the impact of SFAS No. 150 to determine the effect it may have on its results of operations, financial position or cash flows and has concluded that the adoption of this statement is not expected to have a material affect on the Company's financial position or results of operations.

Silver Butte Mining Company

Notes to Financial Statements, Continued

3.

Property, Plant and Equipment

Property, plant and equipment is comprised of the Company’s mineral properties and fully depreciated machinery and equipment (which had an original cost of $3,850). Mineral properties consist of one (1) acre of deeded land, and the mineral rights only of six patented mining claims covering 165 acres, all located in Bonner County, Idaho.  In prior years, the Company determined that the carrying value of its mineral properties exceeded the cash flows estimated to be generated by these assets, and therefore reduced the carrying value to $3,000.

The Company formerly held a mineral lease from the State of Idaho, on 200 acres of land located in Bonner County, Idaho. The lease was dated January 1, 1998, and had a ten year term. The Company pledged $5,022 of cash equivalents to the State of Idaho as security for its compliance with the terms of the lease. The Company terminated this lease in March 2001, and the pledged cash equivalent was “released” by the State of Idaho during 2002.

4.

Income Taxes

At August 31, 2003 and 2002, the Company had deferred tax assets of approximately $165,000 and $143,000, respectively, arising from net operating loss carryforwards. Management has determined that it is more likely than not that these deferred tax assets will not be realized, and therefore a valuation allowance equal to the full amount of the deferred tax asset has been established at both August 31, 2003 and 2002.  For the years presented, the effective income tax rate differed from the expected rate because of the effects of annual changes in the deferred income tax asset valuation allowance.  Changes in the valuation allowance relate only to the corresponding change in the deferred income tax asset for those years.

At August 31, 2003, the Company has tax basis net operating loss carryforwards totaling approximately $393,000, which expire in the years 2004 through 2023.

5.

Related Party Transactions

At August 31, 2003, accounts payable to related parties is comprised of professional service fees (for accounting and stock transfer services) of $770 owed to companies owned by Delaine Hess Gruber (a director and stockholder).  At August 31, 2002, accounts payable to related parties is comprised of: directors’ fees and expenses of $7,786 owed to four (4) directors; and professional service fees (for accounting and stock transfer services) of $1,831 owed to companies owned by Donald L. Hess (a director and stockholder until his death on April 23, 2003).

During the year ended August 31, 2003, professional service fees paid to related parties is comprised only of accounting and stock transfer fees of $12,370 paid (or accrued) to companies owned by Donald L. Hess (a director and stockholder) or, subsequent to Mr. Hess’ death on April 23, 2003, owned by Delaine Hess Gruber.  Ms Gruber has been a stockholder since January 1, 2003 and a director since May 22, 2003.  The fees paid to Ms. Gruber include the issuance of 125,000 shares of the Company’s unregistered common stock valued at $2,500 (see footnote 7).

During the year ended August 31, 2002, professional service fees paid to related parties is comprised of accounting and stock transfer fees of $4,645 paid (or accrued) to companies owned by Donald L. Hess.

Silver Butte Mining Company

Notes to Financial Statements, Continued

6.

Termination of Share Exchange Agreement

During the year ended August 31, 2002, the Company entered into a Share Exchange Agreement with Quantum Technology Group, Inc. (Quantum) with the intention of merging the two companies. The agreement, as amended, called for, among other provision, the shareholders of Quantum to receive 50 shares of the Company’s unregistered common stock in exchange for each (1) Quantum share owned. Quantum was a development stage enterprise whose only asset is an exclusive license to market and sell in the United States of America, an electronic device known as the Handheld Portable Digital Geographic Data Manager (hand-held field digital data mapping device).

On June 4, 2003, Quantum notified the Company that they were terminating the merger in accordance with terms provided in the Share Exchange Agreement.  Both the Company and Quantum signed hold harmless provisions in connection with the termination of the Share Exchange Agreement.

7.

Common Stock

The Company has one class of non-assessable common stock. The common stock has a par value of $0.05 per share.  The number of shares authorized for issue increased from 10,000,000 shares to 150,000,000 in June 2003.   The increase of authorized shares was approved by shareholders in a special shareholders meeting held in May 2003 (discussed below).

In connection with this Share Exchange Agreement (discussed in footnote 6), the Company held a special annual meeting of its shareholders on October 11, 2002, wherein the Company’s shareholders voted to: elect directors; change the name of the Company to Quantum Technology Group, Inc.; increase the authorized common stock to 150,000,000 shares; and ratify the Share Exchange Agreement with Quantum.

Subsequent to this special annual meeting, the Company determined that the proxy solicitation for votes at this meeting had not fully complied with applicable securities laws and regulations.   The Company’s board of directors and management determined that a resolicitation of proxies for another special meeting was warranted.  The Company held this special shareholders meeting on May 16, 2003.   The stockholders voted to:  elect the board of directors, increase the authorized common stock to 150,000,000 shares, and change the name of the Company to Quantum Technology Group.   The board of directors voted not to change the Company’s name to Quantum Technology Group because the Share Exchange Agreement was terminated (see footnote 6).

During the year ended August 31, 2002, the Company paid legal fees of $4,350 to an attorney in connection with a proxy solicitation. These legal fees included $3,750 that was satisfied by the Company issuing 125,000 shares of its unregistered common stock.   During the year ended August 31, 2003, the Company terminated its relationship with this attorney.   As part of the termination agreement, the Company received the 125,000 shares of common stock back.  In addition, both the Company and the attorney signed hold harmless agreements in connection with the termination.

During the year ended August 31, 2003, the Company re-issued the 125,000 shares of common stock received back to Delaine Hess Gruber for professional services performed in connection with the proxy solicitation.   Upon completion of the solicitation, the Company issued an additional 125,000 shares (valued at $2,500) of its unregistered common stock to Ms. Gruber.

Also during the year ended August 31, 2003, the Company awarded 25,000 shares (valued at $500) of its unregistered common stock to Michelle White for her services in connection with the proxy solicitation.

Silver Butte Mining Company

Notes to Financial Statements, Continued

8.        Subsequent Event

Subsequent to August 31, 2003, the Company began a private placement offering to raise net proceeds of $30,500.   These net proceeds will be used to fund ongoing operations and to finance efforts to identify and acquire interest in natural resource or other business opportunities.  The offering is expected to begin in November 2003.

In accordance with the terms of the private placement, the Registrant will offer 4,000,000 Units of the Registrant’s $.05 par value common stock at a price of $0.01 per Unit. Each Unit consists of one share of Common Stock and one Common Stock Purchase Warrant, exercisable for twenty-four months from the date of issue, to purchase one additional share of Common Stock. The exercise price of the Common Stock Purchase Warrant is $0.01 per share for the 12 months from the date of issuance and thereafter at a price of $0.05 per share. The Shares are offered on a “Best Efforts” basis.   There is no minimum purchase.  The Shares are offered for cash only.   Net proceeds are determined as follows:

Gross Proceeds (4,000,000 units @$0.01)

$   40,000

Sales commissions (at 10%)

       4,000

Less Offering Costs

       5,500

Net proceeds

$   30,500

SILVER BUTTE MINING COMPANY

FORM 10-KSB ANNUAL REPORT

August 31, 2003

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND FINANCIAL  DISCLOSURE

On August 22, 2003, the Registrant’s board of directors consented to dismiss its independent accountants from DeCoria, Maichel & Teague, P.S. (“DMT”) and engaged LeMaster & Daniels, PLLC as the Registrant's independent accountants to audit the Registrant's financial statements for the fiscal year ending August 31, 2003.

The report of DMT on the Registrant's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles.  DMT did modify its report as to the uncertainty of the Registrant’s ability to continue as a going concern.

There were no disagreements between the Registrant and DMT on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to the satisfaction of DMT, would have caused DMT to make reference to the subject matter of the disagreement(s) in its report.  During the two fiscal years ended August 31, 2002 and through August 22, 2003, there have been no reportable events (as defined in Securities and Exchange Commission Regulation SK Item 304(a)(1)(iv)).

PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;  COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

(a) Identification of Directors and Executive Officers are as follows:

Name	Age	Affiliation with Registration	Expiration of Term
Terry McConnaughey	68	President, Director	Annual meeting
Joseph Zinger	63	Vice President, Director	Annual meeting
Robert J. Evans	78	Secretary/Treasurer, Director	Annual meeting
Wayne Hohman	63	Director	Annual meeting
Delaine Hess Gruber	41	Director	Annual meeting

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

SILVER BUTTE MINING COMPANY

FORM 10-KSB ANNUAL REPORT

August 31, 2003

Wayne A. Hohman, Director:  Mr. Hohman retired from teaching in 1996 after twenty-nine years.   He then became involved in land and timber management.   He was appointed to the Board of Directors in 1996.

Delaine Hess Gruber, Director:  Ms. Gruber has been a certified public accountant and has worked for an international public accounting firm for over eighteen years.  She was appointed to the Board of Directors in 2003.  Ms. Gruber is the president of the Columbia Stock Transfer Company, the Registrant’s transfer agent.   Her firm, Delaine Hess Gruber, CPA provides accounting services for the Registrant.  Ms. Gruber is also a director and president of Mineral Mountain Mining and Milling Company.

The Board of Directors has no standing audit, nominating or compensation committees.  The entire board performs the function of each of these committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Officers, Directors, and beneficial owners of 10% or more of the Registrant's Common Stock are required to file on a timely basis the reports required by section 16(a) of the Exchange Act based on a review of Forms 3, 4, and 5:

To the Registrant’s knowledge, the required Forms 3, 4, and 5 have been filed although not all have been filed on a timely basis.

ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth, for the fiscal years ended August 31, 2003, 2002, and 2001 compensation paid by the Registrant to executives for work performed for the benefit of the Registrant. The Registrant has provided no stock options, warrants, or stock appreciation rights.  There are no other employment contracts or incentive pay agreements with the officers and/or directors, who are paid on an hourly basis for work performed according to the terms and rates approved by the Board of Directors.

[THE BALANCE OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK]

SILVER BUTTE MINING COMPANY

FORM 10-KSB ANNUAL REPORT

August 31, 2003

		Annual Compensation			Long Term Compensation
Name/Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Options SARS (#)	LTIP payouts ($)	All Other Compensation
Terry McConnaughey, Pres, Dir.	2001	---	---	---	---	---	---	---
Terry McConnaughey, Pres, Dir.	2002	---	---	$2,000[4]	---	---	---	$4,300 [1]
Terry McConnaughey, Pres, Dir.	2003	---	---	---	---	---	---	3,000 [5]

E. Joseph Zinger, Vice Pres, Dir.	2001	---	---	---	---	---	---	---
E. Joseph Zinger, Vice Pres, Dir.	2002	---	---	2,000[4]	---	---	---	667[1]
E. Joseph Zinger, Vice Pres, Dir.	2003	---	---	---	---	---	---	3,000 [5]

Robert J. Evans, Sec/Treas, Dir.	2001	---	---	---	---	---	---	---
Robert J. Evans, Sec/Treas, Dir.	2002	---	---	3,000[4]	---	---	---	2,131[1]
Robert J. Evans, Sec/Treas, Dir.	2003	---	---	---	---	---	---	3,000 [5]

Wayne Hohman, Dir	2001	---	---	---	---	---	---	---
Wayne Hohman, Dir	2002	---	---	2,000[4]	---	---	---	688[1]
Wayne Hohman, Dir	2003	---	---	---	---	---	---	3,000 [5]

Donald L. Hess, Dir	2001	---	---	---	---	---	---	3,419 [2]
Donald L. Hess, Dir	2002	---	---	400[4]	---	---	---	4,645 [2]
Donald L. Hess, Dir	2003	---	---	---	---	---	---	3,064 [2]

Delaine Hess Gruber, Dir	2003	---	---	---	---	---	---	3,000 [5] 6,126 [2] 3,180[3]

R. Richard Rice, Dir	2001	---	---	---	---	---	---	---

[1]  Officers and Directors Fees associated with annual meeting and proxy solicitation.

[2]  The Registrant paid the Columbia Stock Transfer Company $6,126, $1,562 and $1,994 for stock transfer services and proxy services during the year ended August 31, 2003, 2002 and 2001, respectively.  The president of The Columbia Stock Transfer Company was Donald Hess, director, until his death on April 23, 2003 and then Delaine Hess Gruber, a director since May 22, 2003.   The Registrant also paid the Donald L. Hess P.A. accounting firm $3,064, $3,083 and $1,425 for services during the years ended August 31, 2003, 2002 and 2001 respectively. In addition the Registrant issued the Columbia Stock Transfer Company 186,667 shares of capital stock during the year ended August 31, 2001 pursuant to a 1993 agreement.

[3] The Registrant paid the Delaine Hess Gruber C.P.A. accounting firm $3,180 for services during the year ended August 31, 2003.   Of this amount, $2,500 was paid in the form of 125,000 shares of the Registrant’s unregistered common stock.

[4]  The Registrant issued stock to its directors to compensate them for directors fees that had not been paid for several years.    The number of shares issued, based upon length of service, were as follows:  McConnaughy – 100,000 shares, Zinger – 100,000 shares, Evans – 150,000 shares, Hohman – 100,000 shares, Donald L. Hess – 20,000 shares.  These shares were valued at the two cent per share bid price on the date of issuance.

[5]  During the year ended August 31, 2003, the Registrant paid $3,000 to each director for directors fees.

SILVER BUTTE MINING COMPANY

FORM 10-KSB ANNUAL REPORT

August 31, 2003

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

Security ownership of certain beneficial owners:  No person of record is known to own more than 5% of the Registrant's Common Stock.

(b)

Security ownership of management:

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (1)
Common Stock	Terry McConnaughy	156,457	1.8%
Common Stock	Joseph Zinger	101,000	1.2%
Common Stock	Robert J. Evans	158,000	1.8%
Common Stock	Wayne Hohman	294,501	3.4%
Common Stock	Delaine Hess Gruber	250,000	2.8%
Common Stock	Directors and Executive Officers as a Group	959,958	11.0%

(1)   based upon 8,760,415 total common stock shares outstanding as of November 24, 2003

(c)

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In addition to the related transactions described in the preceding section of this document, see Note 5 to the financial statements.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits and index of exhibits:

Exhibit 2.2 – AMENDMENT TO ARTICLES OF INCORPORATION:

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a). Terry McConnaughey

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a). Robert J Evans

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Terry McConnaughey

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Robert J Evans

(b)

The Registrant filed a Form 8-K on August 22, 2003 which reported the change in the Registrant’s Certifying Accountants.   See Item 8 for further details.

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

SILVER BUTTE MINING COMPANY

FORM 10-KSB ANNUAL REPORT

August 31, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE MINING COMPANY

(Registrant)

By:  /s/Terry McConnaughey

Terry McConnaughey, President and Director

Date:  November 24, 2003

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Robert J. Evans

Robert J. Evans, Secretary/Treasurer and Director

Date:  November 24, 2003

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Delaine Hess Gruber

Delaine Hess Gruber, Director

Date:  November 24, 2003

INDEX TO EXHIBITS

Exhibit 2.2 – AMENDMENT TO ARTICLES OF INCORPORATION:

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a). Terry McConnaughey

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a). Robert J Evans

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Terry McConnaughey

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Robert J Evans

-

Exhibit 2.2

AMENDMENT TO ARTICLES OF INCORPORATION:

Article Four on page four of the Articles of Incorporation (erroneously designated as “Fourth” when it should be “fifth”) is amended to read as follows:

Fifth:  That the authorized capital of this corporation shall consist of Seven Million Five Hundred Thousand Dollars ($7,500,000.00), divided into one hundred fifty million (150,000,000) shares of the par value of five cents ($0.05) each; which shall be non-assessable.

The date of adoption of the amendment was June 22, 2003.

Dated:  6/26/03

Signed:  /s/ Terry McConnaughey

President

Exhibit 31.1

CERTIFICATION

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

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 24, 2003

/s/ Terry McConnaughey

-----------------------------------

Terry McConnaughey,  President and Director

Exhibit 31.2

CERTIFICATION

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

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 24, 2003

/s/ Robert J Evans

-----------------------------------

Robert Evans,  Secretary/Treasurer and Director

Exhibit 32.1

CERTIFICATIONS  PURSUANT TO THE SARBANES-OXLEY ACT

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Terry McConnaughey, director and president of Silver Butte Mining Company (the “Registrant”) do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge::

1.

This Annual Report on Form 10-KSB of the Registrant for the fiscal year ended August 31, 2003, as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  November 24, 2003

_/s/Terry McConnaughey______________________

Signature

Exhibit 32.2

CERTIFICATIONS  PURSUANT TO THE SARBANES-OXLEY ACT

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Evans, director and secretary/treasurer of Silver Butte Mining Company (the “Registrant”) do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge::

3.

This Annual Report on Form 10-KSB of the Registrant for the fiscal year ended August 31, 2003, as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4.

The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  November 24, 2003

_/s/Robert J. Evans______________________

Signature