Form 10QSB
period 2003-11-30
SILVER BUTTE MINING CO
filed 2004-01-13
CIK 90310

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the quarterly period ended November 30, 2003

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

  (Zip Code)

(208) 263-5154

Registrant’s telephone number, including area code

COMMON STOCK

Name and exchange on which registered

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)        No ( )

The number of shares of Common Stock, $.05 par value, outstanding as of December 30, 2003, was 12,760,415

SILVER BUTTE MINING COMPANY

TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL INFORMATION

3

Balance Sheets, November 30, 2003 (Unaudited) and August 31, 2003

3

Statements of Operations for the three months ended November 30, 2003 and 2002 - Unaudited

4

Statements of Cash Flows for the three months ended November 30, 2003 and 2002 - Unaudited

5

Notes to Financial Statements - Unaudited

6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                AND RESULTS OF OPERATIONS.

6

ITEM 3.  CONTROLS AND PROCEDURES

8

PART II

ITEM 1.

LEGAL PROCEEDINGS

8

ITEM 2.

CHANGES IN SECURITIES

8

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

8

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

ITEM 5.

OTHER INFORMATION

8

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

8

SIGNATURES

9

CERTIFICATIONS

10

CERTIFICATIONS  PURSUANT TO THE SARBANES-OXLEY ACT

12

PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Mining Company

Balance Sheets, November 30, 2003 (Unaudited) and August 31, 2003

November 30,

2003

August 31,

(unaudited)

2003

ASSETS

Current assets:

Cash and cash equivalents

$

18,409

$

10,602

Prepaid expenses

                 0

           5,021

Total current assets

18,409

15,623

Property, plant and equipment, net

          3,000

          3,000

Total assets

$

       21,409

$

       18,623

LIABILITES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable

$

11,051

$

6,583

Accounts payable to related parties

0

770

Directors’ fees payable

          3,000

        15,000

Total current liabilities

         14,051

        22,353

Stockholders’ equity (deficit):

Common stock, $0.05 par value; 10,000,000

shares authorized, 8,760,415 shares

 issued and outstanding at August 31, 2003

and 12,760,415 shares issued and outstanding

at November 30, 2003

638,021

438,021

Additional paid-in capital

194,897

363,919

Accumulated deficit

     (825,560)

     (805,670)

Total stockholders’ equity (deficit)

           7,358

         (3,730)

Total liabilities and stockholders’ equity

$

       21,409

$

      18,623

The accompanying notes are an integral part of these financial statements.

Silver Butte Mining Company

Statements of Operations for the three months ended November 30, 2003 and 2002 - Unaudited

	2003	2002
Operating expenses:
Directors' fees paid in cash	$ 0	$(3,443)
Directors' expense reimbursements	(384)	(706)
Professional service fees	(17,509)	(11,870)
Professional service fees paid to related parties	(1,908)	(5,709)
Other general and administrative	(106)	(1,822)
Total operating expenses	(19,907)	(23,550)

Other income (expense):
Interest and dividend income	17	166
Total other income (expense)	17	166

Net loss	$(19,890)	$(23,384)

Loss per common share-basic	Nil	Nil

Weighted average common shares outstanding-basic	9,414,304	8,610,514

The accompanying notes are an integral part of these financial statements.

Silver Butte Mining Company

Statements of Cash Flows for the three months ended November 30, 2003 and 2002 - Unaudited

2003

2002

Cash flows from operating activities:

Net loss

$

(19,890)

$

(23,384)

Adjustments to reconcile net loss to net cash

provided (used) by operating activities:

Increase in accounts payable

9,489

(4,624)

Decrease in accounts payable to related party

(770)

0

Decrease in directors fees payable

          (12,000)

             0

Net cash used by operating activities

         (23,171)

     (28,008)

Cash flows from financing activities:

Proceeds from sale of common stock

40,000

0

Professional fees paid in connection with

common stock issuance

           (9,022)

              0

Net cash provided by financing activities

           30,978

              0

Net decrease in cash and cash equivalents

7,807

(28,008)

Cash and cash equivalents, beginning of period

           10,602

      53,449

Cash and cash equivalents, end of period

$

         18,409

$

    25,441

The accompanying notes are an integral part of these financial statements.

Silver Butte Mining Company

Notes to Financial Statements - Unaudited

1.  Basis of Presentation

The financial statements of Silver Butte Mining Company included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading.   These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended August 31, 2003 included in the Company’s Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.   The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended August 31, 2004.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operation

The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation.  The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

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

Management of the Company, while not especially experienced in matters relating to the new business of the Company, will rely primarily upon their own efforts to accomplish the business purposes of the Company.  It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein.

Financial Condition and Liquidity

During the three month period ended November 30, 2003, the Company used $23,171 of cash for operating activities, compared to $28,008 used for operating activities in the three months ended November 30, 2002.  The Company has no recurring revenue from operating activities.  The Company's sale of common stock during the quarter will enable the Company to finance operating expenditures for the next twelve months.

During the three month period ended November 30, 2003, the Company offered 4,000,000 Units of the Company’s $.05 par value common stock at a price of $0.01 per Unit.  Each Unit consists of one share of Common Stock and one Common Stock Purchase Warrant, exercisable for twenty-four months from the date of issue, to purchase one additional share of Common Stock. The exercise price of the Common Stock Purchase Warrant is $0.01 per share for the 12 months from the date of issuance and thereafter at a price of $0.05 per share. Total proceeds from the sale, after deducting offering costs, were $30,978 and will be used to fund the Company's plan of operations.

The offering was made in reliance upon the exemptions  afforded  by  the  Securities  Act  of 1933, as amended, Rule 506 of Regulation  D  promulgated  thereunder,  and  certain  state  securities  law exemptions.  The  Shares  were  be offered to persons who qualify as "accredited investors"  within  the  meaning  of  Rule  501(a)  of  the  General  Rules  and Regulations under the Securities Act of 1933, as amended.

ITEM 3.  CONTROLS AND PROCEDURES

Based  on  their  most recent  evaluation, which was completed within 90 days of the  filing of this Form 10-QSB, the Company's president and principle financial officer  believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d -14) are effective to ensure that information required  to  be  disclosed  by  the  Company  in this report is accumulated and communicated  to  the  Company's  management,  as  appropriate,  to allow timely decisions  regarding  required  disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls  subsequent  to  the  date of their evaluation and there were no corrective  actions  with  regard  to  significant  deficiencies  and  material weaknesses.

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

CHANGES IN SECURITIES

During  the  three-month  period  ended  November 30, 2003, the Registrant issued 4,000,000 shares of its registered common stock to existing shareholders through a  private  placement offering at $0.01 per share.  The offering was exempt from registration by Rule 506 of Regulation D under the Securities Act of 1933.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and index of exhibits:  None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE MINING COMPANY

(Registrant)

By:    _/s/ Terry McConnaughey_______________

Terry McConnaughey, President and Director

Date:  January 9, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    _____/s/ Robert J. Evans    _                ______

Robert J. Evans, Secretary/Treasurer and Director

Date:  January 9, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    ____/s/ Delaine H. Gruber_____         _______

Delaine H. Gruber, Director

Date:  January 9, 2004