Form 10QSB
period 2004-02-29
SILVER BUTTE MINING CO
filed 2004-04-14
CIK 90310

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES
EXCHANGE COMMISSION ACT OF 1934

For the quarterly period ended February 29, 2004

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

	Yes (X)        No ( )


       	Yes (X)        No ( )

At March 31, 2004, 16,410,415 shares of the Companys common stock were outstanding.

SILVER BUTTE MINING COMPANY
TABLE OF CONTENTS


PART I.	                                                            3

ITEM 1.  FINANCIAL INFORMATION                                      3
Balance Sheets, February 29, 2004 (Unaudited)
  and August 31, 2003                                               3
Statements of Operations for the three months and six months
 ended February 29, 2004 and February 28, 2003 - Unaudited	    4
Statements of Cash Flows for the six months ended
 February 29, 2004 and February 28, 2003 - Unaudited	            5
Notes to Financial Statements - Unaudited                           6

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS                               6

ITEM 3.  CONTROLS AND PROCEDURES                                    8

PART II                                                             8

ITEM 1. LEGAL PROCEEDINGS                                           8
ITEM 2.	CHANGES IN SECURITIES                                       8
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             8
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         8
ITEM 5. OTHER INFORMATION                                           9
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            9

PART I.

ITEM 1.  FINANCIAL INFORMATION
Silver Butte Mining Company
Balance Sheets, February 29, 2004 (Unaudited) and August 31, 2003

	  February 29,
                                                    2004           August 31,
                                                 (unaudited)          2003
ASSETS

Current assets:
  Cash and cash equivalents                      $   28,078       $    10,602
  Prepaid expenses                                        0             5,021

    Total current assets                             28,078            15,623

Property, plant and equipment, net                    3,000             3,000

    Total assets                                 $   31,078       $    18,623


LIABILITES AND STOCKHOLDERS EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                               $    2,030       $     6,583
  Accounts payable to related parties                     0               770
  Directors fees payable                                  0            15,000

    Total current liabilities                         2,030            22,353

Stockholders equity (deficit):
  Common stock, $0.05 par value; 150,000,000
    shares authorized, 16,410,415 and 8,760,415 shares
    issued and outstanding at February 29, 2004 and
    August 31, 2003, respectively                   820,521           438,021
  Additional paid-in capital                         45,247           363,919
  Accumulated deficit                              (836,720)         (805,670)
    Total stockholders equity (deficit)              29,048            (3,730)

    Total liabilities and stockholders equity     $  31,078        $   18,623

The accompanying notes are an integral part of these financial statements.

Silver Butte Mining Company
Statements of Operations for the three months and six months ended February 29, 2004 and February 28, 2003 - Unaudited

                                     Three months ended       Six months ended___

		                     2/29/2004   2/28/2003    2/29/2004  2/28/2003

Operating expenses:
  Directors fees paid in cash       $       0  $        0   $       0  $   (3,443)
  Directors expense reimbursements       (587)          0        (971)       (706)
  Professional service fees            (4,042)       (538)    (21,551)    (12,408)
  Professional service fees
    paid to related parties            (4,149)     (1,351)     (6,057)     (7,060)
  Other general and administrative     (2,427)       (703)     (2,533)     (2,525)
    Total operating expenses          (11,205)     (2,592)    (31,112)    (26,142)


Other income (expense):
  Interest income                          45          55          62         221
    Total other income (expense)           45          55          62         221

Net loss                            $ (11,160)  $  (2,537)  $ (31,050)  $ (25,921)


Loss per common share, basic              Nil         Nil   $  (0.003)	$  (0.001)

Weighted average common shares
  Outstanding, basic                14,765,910   8,610,514  	12,104,890   8,610,514








The accompanying notes are an integral part of these financial statements.

Silver Butte Mining Company
Statements of Cash Flows for the six months ended February 29, 2004 and February 28, 2003 - Unaudited




                                                        2004          2003

Cash flows from operating activities:
  Net loss                                          $   (31,050)   $  (25,921)
  Adjustments to reconcile net loss to net cash
   Provided (used) by operating activities:
   Decrease in:
     Prepaid expenses                                     5,021             0
     Accounts payable                                    (4,553)       (9,421)
     Accounts payable to related party                     (770)            0
     Directors fees payable                             (15,000)            0

   Net cash used by operating activities                (46,352)      (35,342)

Cash flows from financing activities:
  Proceeds from sale of common stock                     76,500             0
  Fees paid in connection with common stock
     issuance                                           (12,672)            0

   Net cash provided by financing activities             63,828             0

Net increase (decrease) in cash
   and cash equivalents                                  17,476       (35,342)
Cash and cash equivalents, beginning of period           10,602        53,449

Cash and cash equivalents, end of period           $     28,078     $  18,107








The accompanying notes are an integral part of these financial statements.

Silver Butte Mining Company
Notes to Financial Statements - Unaudited

1.  Basis of Presentation
The financial statements of Silver Butte Mining Company included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to
make the information presented not misleading.   These financial statements
should be read in conjunction with the financial statements and notes thereto for the fiscal year ended August 31, 2003 included in the Companys Form 10-KSB. The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair
presentation.   The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended August 31, 2004.

2.  Description of Business
Silver Butte Mining Company (the Company)is an Idaho corporation that was incorporated on January 19, 1965. The Company was originally organized to explore, acquire and develop mineral properties and rights primarily in Idaho. However, the Companys exploration activities never developed any commercial ore deposits. During prior years, the Company made a strategic decision to abandon or sell its mineral properties and rights, and favorably position itself to seek other profitable business opportunities.

During an annual meeting of shareholders held on February 4, 2004, a merger with Silver Butte Company was ratified. Silver Butte Company was incorporated in the state of Nevada on March 4, 2004. The merger became effective on March 4, 2004 upon filing the Articles of Merger with the respective states. On that date, the Company merged into its wholly-owned Nevada subsidiary and changed its corporate domicile from the state of Idaho to the state of Nevada.

At February 29 2004, and years prior, the Company had one class of $0.05 par value common stock authorized and outstanding. Upon merger with Silver Butte Company on March 4, 2004, the surviving corporations capitalization authorizes 300,000,000 shares of $0.001 par value common stock for issue. In addition, a class of $0.001 par value preferred stock is authorized with 10,000,000 shares available for issue.

The Company has incurred losses over the past several years and has no recurring source of revenue. These conditions raise substantial doubt as to the Companys ability to continue as a going concern. Management's plans for the continuation of the Company as a going concern are primarily focused on the eventual merger with an entity with profitable business operations. If existing cash and cash equivalents are exhausted before this occurs, the Company could sell its unregistered common stock to finance operations. However, there are no assurances with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
This Form 10-QSB contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words believe, expect, anticipate, intends, estimates, forecast, project and similar expressions identify forward-looking statements. The forward-looking statements in this document are based upon various assumptions, many of which are based on managements discussion and analysis or plan of operations and elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed in forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect managements view only as of the date of this report.

Plan of Operation
The Companys purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

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

Management of the Company, while not especially experienced in matters relating to the new business of the Company, will rely primarily upon their own efforts to accomplish the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Companys legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein.

Financial Condition and Liquidity
During the six month period ended February 29, 2004, the Company used $46,352 of cash for operating activities, compared to $35,342 used for operating activities in the six months ended February 28, 2003.
The increase in spending is due to an increase in accounting expenses and costs incurred in connection with the annual meeting of shareholders on February 4, 2004. The Company has no recurring revenue from operating activities. The Companys sale of common stock during the six month period is expected to finance operating expenditures of the Company for the next twelve months.

During the six month period ended February 29, 2004, the Company offered 4,000,000 Units of the Companys common stock at a price of $0.01 per Unit. Each Unit consists of one share of Common Stock and one Common Stock Purchase Warrant, exercisable for twenty-four months from the date of issue, to purchase one additional share of Common Stock.
The exercise price of the Common Stock Purchase Warrant is $0.01 per share for the 12 months from the date of issuance and thereafter at a price of $0.05 per share. Through February 29, 2004, all of the Units were sold and 3,650,000 of the warrants have been exercised. Total proceeds from the sales of stock and warrants, after deducting offering costs, were $63,828 and will be used to fund the Companys plan of operations. 350,000 warrants are outstanding at February 29, 2004.

The offering was made in reliance upon the exemptions afforded by the Securities Act of 1933, as amended, Rule 506 of Regulation D promulgated thereunder, and certain state securities law exemptions. The Shares were be offered to persons who qualify as "accredited investors" within the meaning of Rule 501(a) of the General Rules and Regulations under the Securities
Act of 1933, as amended.

ITEM 3.  CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's president and principle financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d -14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Companys internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1.	LEGAL PROCEEDINGS
NONE

ITEM 2. 	CHANGES IN SECURITIES
During the six-month period ended February 29, 2004, the Registrant issued 4,000,000 shares of its unregistered common stock to existing shareholders through a private placement offering at $0.01 per share. Warrants issued in connection with this offering were exercised resulting in the issuance of an additional 3,650,000 shares of unregistered common stock. The offering was exempt from registration by Rule 506 of Regulation D under the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
		NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   An Annual Meeting of Shareholders of the Company was held at held on February 4, 2004 to vote on the following matters:

1.	To merge the Company with and into its wholly-owned Nevada
subsidiary, Silver Butte Mining Company, effectively changing the domicile of the Company from the State of Idaho to the State of Nevada.


                          Vote                       % of
                                                   outstanding
                                                     shares
For                      6,498,721                    50.93%
Against                     11,500                      .10%
Abstain                     78,000                      .61%

2.	To elect five (5) members to the Board of Directors to serve for a one-year term or until a successor is elected and qualified; The
Directors were elected by the following votes:


Name                     Vote                       % of
                                                   outstanding
                                                     shares
Terry
McConnaughey             7,967,835                    62.44%
Joseph Zinger            7,967,835                    62.44%
Robert J. Evans          7,967,835                    62.44%
Wayne Hohman             7,967,835                    62.44%
Delaine Hess Gruber      7,967,835                    62.44%


ITEM 5.	OTHER INFORMATION
		NONE.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
Exhibit 2 Articles of Merger for Silver Butte Mining Company and Silver Butte Company
Exhibit 3.1  Articles of Incorporation for Silver Butte Company
Exhibit 14 Code of Ethics
Exhibit 31.1 Certification required by Rule 13a 14(a) or Rule 15d
14(a).
Exhibit 32.1 Certification required by Rule 13a 14(b) or Rule 15d 14(b) and section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C.
Section 1350.

(b) Reports on Form 8K. The Company filed a Form 8K on February 6, 2004 to report the results of the shareholder vote on the merger with Silver Butte Mining Company (see item 4 above).





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE MINING COMPANY
(Registrant)

By:    /s/ Terry McConnaughey
Terry McConnaughey, President and Director
Date:  April 9, 2004


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Robert J. Evans
Robert J. Evans, Secretary/Treasurer and Director
Date:  April 9, 2004


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Delaine H. Gruber
Delaine H. Gruber, Director
Date:  April 9, 2004


INDEX TO EXHIBITS

Exhibit 2 Articles of Merger between Silver Butte Mining
  Company and Silver Butte Company

Exhibit 3.1 Silver Butte Company Articles of Incorporation

Exhibit 14  Code of Ethics

Exhibit 31.1 Certification required by Rule 13a-14(a) or
  Rule 15d-14(a).

Exhibit 31.2 Certification required by Rule 13a-14(a) or
  Rule 15d-14(a).

Exhibit 32.1 Certification Required by Rule 13a-14(b) or
Rule 15d-14(b)and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.1 Certification Required by Rule 13a-14(b) or
Rule 15d-14(b)and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.