Form 10QSB
period 2004-05-31
SILVER BUTTE MINING CO
filed 2004-07-12
CIK 90310

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated average burden hours per response: 182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE

        COMMISSION ACT OF 1934

For the quarterly period ended May 31, 2004

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES

         EXCHANGE  ACT  OF  1934

For the transition period from ______ to ______

Commission File Number:  001-05970

Silver Butte Company

(Formerly Silver Butte Mining Company)

(Exact name of registrant as specified in its charter)

NEVADA

     82-0263301

(State or other jurisdiction of

(I.R.S. Employer

Incorporation or organization)

Identification Number)

520 Cedar Street, Sandpoint, ID

     83864

(Address of Principal Executive Offices)

  (Zip Code)

(208) 263-5154

Registrant’s telephone number, including area code

COMMON STOCK

Name and exchange on which registered

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X)      No ( )

At June 24, 2004, 16,410,415 shares of the Company’s common stock were outstanding.

SEC 2334 (1/04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

SILVER BUTTE COMPANY

(FORMERLY SILVER BUTTE MINING COMPANY)

TABLE OF CONTENTS

ITEM 1.  FINANCIAL INFORMATION

Balance Sheets, May 31, 2004 (Unaudited) and August 31, 2003

Statements of Operations for the three months and nine months ended May 31, 2004 and May 31, 2003 - Unaudited

Statements of Cash Flows for the nine months ended May 31, 2004 and May 31, 2003 - Unaudited

Notes to Financial Statements - Unaudited

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3.  CONTROLS AND PROCEDURES

PART II

ITEM 1.

LEGAL PROCEEDINGS

ITEM 2.

CHANGES IN SECURITIES

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

INDEX TO EXHIBITS

PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Company (formerly Silver Butte Mining Company)

Balance Sheets, May 31, 2004 (Unaudited) and August 31, 2003

May 31,

2004

August 31,

(unaudited)

2003

ASSETS

Current assets:

Cash and cash equivalents

$

20,190

$

10,602

Prepaid expenses

                 0

           5,021

Total current assets

20,190

15,623

Property, plant and equipment, net

           3,000

           3,000

Total assets

$

       23,190

$

       18,623

LIABILITES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable

$

328

$

6,583

Accounts payable to related parties

300

770

Directors’ fees payable

                  0

         15,000

Total current liabilities

               628

         22,353

Stockholders’ equity (deficit):

Preferred stock, $0.001 par value; 10,000,000

shares authorized, none issued and outstanding

Common stock, $0.001 par value; 300,000,000

shares authorized, 16,410,415 shares

issued and outstanding at May 31, 2004

16,410

Common stock, $0.05 par value; 150,000,000

shares authorized, 8,760,415 shares

issued and outstanding at August 31, 2003

438,021

Additional paid-in capital

849,359

363,919

Accumulated deficit

      (843,207)

     (805,670)

Total stockholders’ equity (deficit)

         22,562

         (3,730)

Total liabilities and stockholders’ equity

$

        23,190

$

       18,623

The accompanying notes are an integral part of these financial statements.

Silver Butte Company (formerly Silver Butte Mining Company)

Statements of Operations for the three months and nine months ended May 31, 2004 and May 31, 2003 - Unaudited

    Three months ended

     Nine months ended      _

   5/31/2004        5/31/2003       5/31/2004       5/31/2003

Operating expenses:

Directors’ fees paid in cash

$

0

$

0

$

0

$

(3,443)

Directors’ expense reimbursements

(300)

0

(1,271)

(706)

Professional service fees

(4,086)

(3,323)

(25,637)

(15,731)

Professional service fees paid to

related parties

(2,146)

(4,540)

(8,203)

(11,600)

Other general and administrative

               0

          (376)

       (2,533)

       (2,901)

Total operating expenses

       (6,532)

       (8,239)

     (37,644)

     (34,381)

Other income (expense):

Interest income

             46

             38

           108

           259

Total other income (expense)

             46

             38

           108

           259

Net loss

$

     (6,486)

$

     (8,201)

$

   (37,536)

$

   (34,122)

Loss per common share – basic

            Nil

$

    (0.001)

$

    (0.003)

$

   (0.004)

Weighted average common shares

Outstanding – basic

16,410,415

 8,623,458

13,555,836

 8,614,811

The accompanying notes are an integral part of these financial statements.

Silver Butte Company (formerly Silver Butte Mining Company)

Statements of Cash Flows for the nine months ended May 31, 2004 and May 31, 2003 - Unaudited

2004

2003

Cash flows from operating activities:

Net loss

$

(37,536)

$

(34,122)

Adjustments to reconcile net loss to net cash

provided (used) by operating activities:

Professional service fees paid by issuing

 common stock

500

Professional service fees paid to related

 party by issuing common stock

2,500

Decrease in:

Prepaid expenses

5,021

0

Accounts payable

(6,255)

(10,948)

Accounts payable to related party

(470)

0

Directors fees payable

          (15,000)

               0

Net cash used by operating activities

          (54,240)

    (42,070)

Cash flows from financing activities:

Proceeds from sale of common stock

76,500

0

Fees paid in connection with common stock issuance

          (12,672)

              0

Net cash provided by financing activities

           63,828

              0

Net increase (decrease) in cash and cash equivalents

9,588

(42,070)

Cash and cash equivalents, beginning of period

           10,602

      53,449

Cash and cash equivalents, end of period

$

          20,190

$

    11,379

The accompanying notes are an integral part of these financial statements.

Silver Butte Company (formerly Silver Butte Mining Company)

Notes to Financial Statements - Unaudited

1.  Basis of Presentation

The financial statements of Silver Butte Company (formerly Silver Butte Mining Company) (“the Company”) included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading.   These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended August 31, 2003 included in the Company’s Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.   The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended August 31, 2004.

2.  Description of Business

Silver Butte Company (formerly Silver Butte Mining Company) is a Nevada corporation, and the successor of Silver Butte Mining Company, an Idaho corporation that was incorporated on January 19, 1965.  The Company was originally organized to explore, acquire and develop mineral properties and rights primarily in Idaho. However, the Company’s exploration activities never developed any commercial ore deposits. During prior years, the Company made a strategic decision to abandon or sell its mineral properties and rights, and favorably position itself to seek other profitable business opportunities.

During an annual meeting of shareholders held on February 4, 2004, a merger with Silver Butte Company was ratified. Silver Butte Company was incorporated in the state of Nevada on March 4, 2004.  The merger became effective on March 4, 2004 upon filing the Articles of Merger with the respective states.  On that date, the Company merged into its wholly-owned Nevada subsidiary and changed its corporate domicile from the state of Idaho to the state of Nevada. Throughout this report reference to “the Company” may include the Idaho corporation prior to the merger and the Nevada corporation subsequent to the merger.

At August 31, 2003, and years prior, the Company had one class of $0.05 par value common stock authorized and outstanding. Upon merger with Silver Butte Company on March 4, 2004, the surviving corporation’s capitalization authorizes 300,000,000 shares of $0.001 par value common stock for issue. In addition, a class of $0.001 par value preferred stock is authorized with 10,000,000 shares available for issue.

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

Financial Condition and Liquidity

During the nine month period ended May 31, 2004, the Company used $54,240 of cash for operating activities, compared to $42,070 used for operating activities in the nine months ended May 31, 2003.  The increase in spending is due to an increase in professional fees incurred in connection with the annual meeting of shareholders on February 4, 2004.  The Company has no recurring revenue from operating activities.  The Company's sale of common stock during the nine month period is expected to finance operating expenditures of the Company for the next twelve months.

During the nine month period ended May 31, 2004, the Company offered 4,000,000 Units of the Company’s common stock at a price of $0.01 per Unit.  Each Unit consists of one share of Common Stock and one Common Stock Purchase Warrant, exercisable for twenty-four months from the date of issue, to purchase one additional share of Common Stock. The exercise price of the Common Stock Purchase Warrant is $0.01 per share for the 12 months from the date of issuance and thereafter at a price of $0.05 per share. Through May 31, 2004, all of the Units were sold and 3,650,000 of the warrants have been exercised.  Total proceeds from the sales of stock and warrants, after deducting offering costs, were $63,828 and will be used to fund the Company's plan of operations.  350,000 warrants are outstanding at May 31, 2004.

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

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

CHANGES IN SECURITIES

At August 31, 2003 and years prior, the Company had one class of $0.05 par value common stock authorized and outstanding. Upon merger with Silver Butte Company on March 4, 2004, the surviving corporation’s capitalization authorizes 300,000,000 shares of $0.001 par value common stock for issue. In addition, a class of $0.001 par value preferred stock is authorized with 10,000,000 shares available for issue.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) Reports on Form 8K.  None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE COMPANY

(Registrant)

By:   /s/ Terry McConnaughey

        Terry McConnaughey, President and Director

Date:  June 29, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Robert J. Evans

         Robert J. Evans, Secretary/Treasurer and Director

Date:  June 29, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Delaine H. Gruber

        Delaine H. Gruber, Director

Date:  June 29, 2004

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and

section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and

section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.