Form 10KSB
period 2004-08-31
SILVER BUTTE MINING CO
filed 2004-11-29
CIK 90310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

For the fiscal year ended August 31, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period   ________ to ________

Commission file number 1-5970

SILVER BUTTE COMPANY

(Name of small business issuer in its charter)

                          Nevada

82-0263301

(State or other jurisdiction of incorporation)

(I.R.S. Employer Id. No.)

        520 Cedar Street, Sandpoint, ID

   83864

(Address of principal executive offices)

(Zip code)

Registrant’s telephone number, including area code:  (208) 263-5154

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.05 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X)           No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  [  ]

The Registrant generated no revenues for its most recent fiscal year.  The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the average bid and ask price as of November 24, 2004 was $1,340,833.

At November 20, 2004, there were 16,760,415 outstanding shares of par value $0.001 common stock.  This Form 10-KSB contains 28 pages.

SILVER  BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2004

Table of Contents

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2.

DESCRIPTION OF PROPERTY

4

ITEM 3.

LEGAL PROCEEDINGS

5

ITEM 4.

SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

5

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5

ITEM 6.

MANAGEMENT?S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

5

ITEM  7.

FINANCIAL  STATEMENTS

6

ITEM  8.

CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON

ACCOUNTING AND FINANCIAL  DISCLOSURE

18

PART III

ITEM  9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE  EXCHANGE  ACT

18

ITEM  10.

EXECUTIVE  COMPENSATION

19

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

20

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

20

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

20

ITEM 14.

CONTROLS AND PROCEDURES

21

ITEM 15.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

21

SIGNATURES

22

Exhibit 31 -

CERTIFICATIONS

23

Exhibit 32 -

CERTIFICATIONS PURSUANT TO THE SARBANES-OXLEY ACT

25

SILVER  BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2004

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

General

Silver Butte Mining Company (“SIBM”) was incorporated under the laws of the State of Idaho on January 19, 1965, and was a mining company in the exploration stage from its inception until it decided to abandon its status as an exploration stage enterprise by ceasing all exploration activities in 1994. SIBM was previously engaged in exploring for non-ferrous and precious metals, principally silver and lead. However, the SIBM was unable to develop any commercial ore deposits, following many years of extensive exploration through geologic sampling and mapping, core drilling, and tunneling.

During an annual meeting of shareholders held on February 4, 2004, a merger with Silver Butte Company was ratified. Silver Butte Company was incorporated in the state of Nevada on March 4, 2004.  The merger became effective on March 4, 2004 upon filing the Articles of Merger with the respective states.  On that date, the Company merged into its wholly-owned Nevada subsidiary and changed its corporate domicile from the state of Idaho to the state of Nevada. Throughout this report reference to “the Registrant” may include the Idaho corporation prior to the merger and the Nevada corporation subsequent to the merger.

Due to the recent increase in the price of gold and silver, management is attempting raise funds to reactivate the Registrant with the intention of investigating opportunities in the natural resource industry or other business opportunities which may become available to the Registrant.

SILVER  BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2004

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

Regulation

The Registrant’s activities in the United States are subject to various federal, state, and local laws and regulations governing prospecting, development, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on the Registrant’ business, causing those activities to be economically reevaluated at that time

ITEM 2.  DESCRIPTION OF PROPERTY

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

SILVER  BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2004

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending August 31, 2004.

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

	August 31, 2004		August 31, 2003
	High	Low	High	Low
First Quarter	$0.05	$0.02	$0.05	$0.02
Second Quarter	0.15	0.04	0.04	0.02
Third Quarter	0.22	0.06	0.04	0.02
Fourth Quarter	0.11	0.07	0.04	0.02

b)

As of November 24, 2004, there were approximately 1,163 holders of record of the Registrant's Common Stock.

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

The Registrant has a cash balance of $15,593 and working capital of $14,356 at August 31, 2004.   Operating costs for the ensuing fiscal year is estimated to be $12,000 and no cash from operations is anticipated.

SILVER  BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2004

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

ITEM  7.  FINANCIAL  STATEMENTS

Silver Butte Company

(formerly Silver Butte Mining Company)

Table of Contents

Page

Report of Independent Accountants

7

Balance Sheets as of August 31, 2004 and 2003

8

Statements of Operations for the years ended August 31, 2004 and 2003

9

Statement of Changes in Stockholders’ Equity (Deficit)

   for the years ended August 31, 2004 and 2003

10

Statements of Cash Flows for the years ended August 31, 2004 and 2003

11

Notes to Financial Statements

12

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors

Silver Butte Company

Sandpoint, Idaho

We have audited the accompanying balance sheets of Silver Butte Company as of August 31, 2004 and 2003, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Butte Company as of August 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ LeMaster & Daniels PLLC

Spokane, Washington

November 13, 2004

Silver Butte Company (formerly Silver Butte Mining Company)

Balance Sheets

August 31, 2004 and 2003

2004

2003

ASSETS

Current assets:

Cash and cash equivalents

$

15,593

$

10,602

Prepaid expenses

0

5,021

--------------------

--------------------

Total current assets

15,593

15,623

Property, plant and equipment, net

3,000

3,000

--------------------

--------------------

Total assets

$

18,593

$

18,623

============

============

LIABILITES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable

$

0

$

6,583

Accounts payable to related parties

1,237

770

Directors’ fees payable

0

15,000

--------------------

--------------------

Total current liabilities

1,237

22,353

--------------------

--------------------

Stockholders’ equity (deficit):

Preferred stock, $0.001 par value; 10,000,000

shares authorized, none issued and outstanding

Common stock, $0.001 par value; 300,000,000

shares authorized, 16,410,415 shares

issued and outstanding at August 31, 2004

16,410

Common stock, $0.05 par value; 150,000,000

shares authorized, 8,760,415 shares

issued and outstanding at August 31, 2003

438,021

Additional paid-in capital

849,359

363,919

Accumulated deficit

(848,413)

(805,670)

--------------------

--------------------

Total stockholders’ equity (deficit)

17,356

(3,730)

--------------------

--------------------

Total liabilities and stockholders’ equity (deficit)

$

18,593

$

18,623

============

============

The accompanying notes are an integral part of these financial statements.

Silver Butte Company (formerly Silver Butte Mining Company)

Statements of Operations

Years ended August 31, 2004 and 2003

2004

2003

Operating expenses:

Directors' fees paid or accrued

$

0

$

(18,443)

Directors' expense reimbursements

(1,758)

(1,161)

Professional service fees

(29,934)

(17,137)

Professional service fees paid to related parties

(8,653)

(12,370)

Other general and administrative expenses

(2,534)

(3,400)

--------------------

--------------------

Total operating expenses

(42,879)

(52,511)

--------------------

--------------------

Other income:

Interest and dividend income

136

280

--------------------

--------------------

Total other income (expense)

136

280

--------------------

--------------------

Net loss

$

(42,743)

$

(52,231)

============

============

Loss per common share-basic

Nil

$(0.01)

============

============

Weighted average common shares outstanding-basic

14,281,180

8,651,511

============

============

The accompanying notes are an integral part of these financial statements.

Silver Butte Company (formerly Silver Butte Mining Company)

Statement of Changes in Stockholders’ Equity (Deficit)

Years ended August 31, 2004 and 2003

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity/Deficit

Balance, August 31, 2002	8,610,415	$ 430,521	$ 368,419	$ (753,439)	$ 45,501

Issuance of common stock
for professional service fees	150,000	7,500	(4,500)		3,000

Net loss				(52,231)	(52,231)

Balance, August 31, 2003	8,760,415	438,021	363,919	(805,670)	(3,730)

Issuance of common stock
for cash	7,650,000	382,500	(306,000)		76,500

Fees paid in connection with
common stock issuance			(12,671)		(12,671)

Change of par value from $.05
to $.001		(804,111)	804,111

Net loss				(42,743)	(42,743)

Balance, August 31, 2004	16,410,415	$ 16,410	$ 849,359	$ (848,413)	$ 17,356

The accompanying notes are an integral part of these financial statements.

Silver Butte Company (formerly Silver Butte Mining Company)

Statements of Cash Flows

Years ended August 31, 2004 and 2003

2004

2003

Cash flows from operating activities:

Net loss

$

(42,743)

$

(52,231)

---------------------

----------------------

Adjustments to reconcile net loss to net cash

used by operating activities:

Professional service fees paid by issuing common stock

0

3,000

Decrease (increase) in prepaid expense

5,021

(5,021)

Decrease (increase) in accounts payable

(6,116)

(3,595)

Increase (decrease) in directors’ fees payable

(15,000)

15,000

---------------------

----------------------

Total adjustments

(16,095)

9,384

---------------------

----------------------

Net cash used by operating activities

(58,838)

(42,847)

---------------------

----------------------

Cash flows from financing activities:

Proceeds from sale of common stock

76,500

0

Fees paid in connection with common stock issuance

(12,671)

0

---------------------

----------------------

Net cash provided by financing activities

63,829

0

---------------------

----------------------

Net change in cash and cash equivalents

4,991

(42,847)

Cash and cash equivalents, beginning of year

10,602

               53,449

---------------------

----------------------

Cash and cash equivalents, end of year

$

15,593

$

10,602

============

=============

Noncash financing activities:

Professional service fees paid by issuing common stock

$

3,000

=============

The accompanying notes are an integral part of these financial statements.

Silver Butte Company (formerly Silver Butte Mining Company)

Notes to Financial Statements

1.

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

Silver Butte Company (formerly Silver Butte Mining Company)

Notes to Financial Statements

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

Loss Per Share

Loss per share – basic is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Loss per share – diluted is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding and the additional common shares that would have been outstanding if potential common shares had been issued. Potential common shares are not included in the computation of loss per share – diluted if their effect is antidilutive. At August 31, 2004 and 2003, the Company had no potential common shares, and only loss per share – basic is reported for the years then ended.

Fair Values of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents and payables approximated their fair values as of August 31, 2004 and 2003.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Silver Butte Company (formerly Silver Butte Mining Company)

Notes to Financial Statements

2.  Summary of Significant Accounting Policies, Continued

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

4.

Income Taxes

At August 31, 2004 and 2003, the Company had deferred tax assets of approximately $183,000 and $165,000, respectively, arising from net operating loss carryforwards. Management has determined that it is more likely than not that these deferred tax assets will not be realized, and therefore a valuation allowance equal to the full amount of the deferred tax asset has been established at both August 31, 2004 and 2003.  For the years presented, the effective income tax rate differed from the expected rate because of the effects of annual changes in the deferred income tax asset valuation allowance.  Changes in the valuation allowance relate only to the corresponding change in the deferred income tax asset for those years.

At August 31, 2004, the Company has tax basis net operating loss carryforwards totaling approximately $436,000, which expire in the years 2005 through 2024.

Silver Butte Company (formerly Silver Butte Mining Company)

Notes to Financial Statements

5.

Related Party Transactions

At August 31, 2004 and 2003, accounts payable to related parties is comprised of professional service fees (for accounting and stock transfer services) of $450 and $770, respectively, owed to companies owned by Delaine Hess Gruber (a director and stockholder).

During the year ended August 31, 2004, professional service fees paid to related parties is comprised of accounting and stock transfer fees of $8,653 paid (or accrued) to companies owned by Ms. Gruber.

During the year ended August 31, 2003, professional service fees paid to related parties is comprised only of accounting and stock transfer fees of $12,370 paid (or accrued) to companies owned by Donald L. Hess (a director and stockholder) or, subsequent to Mr. Hess’ death on April 23, 2003, owned by Ms. Gruber.   Ms. Gruber has been a stockholder since January 1, 2003 and a director since May 22, 2003.  The fees paid to Ms. Gruber in 2003 include the issuance of 125,000 shares of the Company’s unregistered common stock valued at $2,500 (see footnote 7).

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

7.

Common Stock

Capitalization

Upon merger with Silver Butte Company on March 4, 2004 (see Note 1), the surviving corporation’s capitalization authorizes 300,000,000 shares of $0.001 par value common stock for issue. In addition, a class of $0.001 par value preferred stock is authorized with 10,000,000 shares available for issue.

Prior to March 4, 2004, the Company had one class of non-assessable common stock. The common stock has a par value of $0.05 per share.  The number of shares authorized for issue increased from 10,000,000 shares to 150,000,000 in June 2003.   The increase of authorized shares was approved by shareholders in a special shareholders meeting held in May 2003 (discussed below).

Private Placement

In November 2003, the Company had a private placement offering to raise funds.   The funds will be used to fund ongoing operations and to finance efforts to identify and acquire interest in natural resource or other business opportunities.

Silver Butte Company (formerly Silver Butte Mining Company)

Notes to Financial Statements

7.

Common Stock, Continued

Private Placement - Continued

In accordance with the terms of the private placement, the Registrant offered 4,000,000 Units of the Registrant’s $.05 par value common stock at a price of $0.01 per Unit. Each Unit consists of one share of Common Stock and one Common Stock Purchase Warrant, exercisable for twenty-four months from the date of issue, to purchase one additional share of Common Stock. The exercise price of the Common Stock Purchase Warrant is $0.01 per share for the 12 months from the date of issuance and thereafter at a price of $0.05 per share. The Shares are offered on a “Best Efforts” basis.   The Shares were offered for cash only.

During the year ended August 31, 2004, the amount received from this offering is as follows:

  Gross Proceeds from original issuance (4,000,000 units @ $0.01)

$ 40,000

  Sales commissions (at 10%)

(4,000)

  Less Offering Costs

(8,671)

  Proceeds from exercise of warrants (3,650,000 shares @ $0.01)

36,500

--------------

       Net proceeds

$ 63,829

========

At August 31, 2004, warrants for the purchase of 350,000 shares of common stock for an exercise price of $0.01 were outstanding.   These warrants were exercised in September 2004 for $3,500.

2003 Proxy Solicitation

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

Silver Butte Company (formerly Silver Butte Mining Company)

Notes to Financial Statements

7.

Common Stock, Continued

2003 Proxy Solicitation - Continued

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

SILVER  BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2004

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND FINANCIAL  DISCLOSURE

None.

PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;  COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

(a) Identification of Directors and Executive Officers are as follows:

Name	Age	Affiliation with Registration	Expiration of Term
Terry McConnaughey	69	President, Director	Annual meeting
Joseph Zinger	64	Vice President, Director	Annual meeting
Robert J. Evans	79	Secretary/Treasurer, Director	Annual meeting
Wayne Hohman	64	Director	Annual meeting
Delaine Hess Gruber	42	Director	Annual meeting

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

Delaine Hess Gruber, Director:  Ms. Gruber has been a certified public accountant and has worked for an international public accounting firm for over twenty years.  She was appointed to the Board of Directors in 2003.  Her firm, Delaine Hess Gruber, CPA provides accounting services for the Registrant.  Ms. Gruber is also a director and president of Mineral Mountain Mining and Milling Company.

The Board of Directors has no standing audit, nominating or compensation committees.  The entire board performs the function of each of these committees.

SILVER  BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2004

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

ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth, for the fiscal years ended August 31, 2004, 2003, and 2002 compensation paid by the Registrant to executives for work performed for the benefit of the Registrant. The Registrant has provided no stock options, warrants, or stock appreciation rights.  There are no other employment contracts or incentive pay agreements with the officers and/or directors, who are paid on an hourly basis for work performed according to the terms and rates approved by the Board of Directors.

Annual Compensation					Long Term Compensation
Name/Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Options SARS (#)	LTIP payouts ($)	All Other Compensation
Terry McConnaughey, Pres, Dir.	2002	---	---	$2,000[4]	---	---	---	$4,300 [1]
Terry McConnaughey, Pres, Dir.	2003	---	---	---	---	---	---	3,000 [5]
Terry McConnaughey, Pres, Dir.	2004

E. Joseph Zinger, Vice Pres, Dir.	2002	---	---	2,000[4]	---	---	---	667[1]
E. Joseph Zinger, Vice Pres, Dir.	2003	---	---	---	---	---	---	3,000 [5]
E. Joseph Zinger, Vice Pres, Dir	2004

Robert J. Evans, Sec/Treas, Dir.	2002	---	---	3,000[4]	---	---	---	2,131[1]
Robert J. Evans, Sec/Treas, Dir.	2003	---	---	---	---	---	---	3,000 [5]
Robert J. Evans, Sec/Treas, Dir	2004

Wayne Hohman, Dir	2002	---	---	2,000[4]	---	---	---	688[1]
Wayne Hohman, Dir	2003	---	---	---	---	---	---	3,000 [5]
Wayne Hohman, Dir	2004

Donald L. Hess, Dir	2002	---	---	400[4]	---	---	---	4,645 [2]
Donald L. Hess, Dir	2003	---	---	---	---	---	---	3,064 [2]
Donald L. Hess, Dir	2004

Delaine Hess Gruber, Dir	2003	---	---	---	---	---	---	3,000 [5] 6,126 [2] 3,180[3]
Delaine Hess Gruber, Dir	2004							448 [2]
								$8,205 [3]

 [1]  Officers and Directors Fees associated with annual meeting and proxy solicitation.

 [2]  The Registrant paid the Columbia Stock Transfer Company $6,126, and $1,562 for stock transfer services and proxy services during the years ended August 31, 2003 and 2002, respectively.  The amount paid during the four month period ended December 31, 2003 was $448.  The president of The Columbia Stock Transfer Company was Donald Hess, director, until his death on April 23, 2003 and then Delaine Hess Gruber until December 31 2003.  The Registrant also paid the Donald L. Hess P.A. accounting firm $3,064 and $3,083 for services during the years ended August 31, 2003 and 2002, respectively.

 [3] The Registrant paid or accrued Delaine Hess Gruber C.P.A. accounting firm $8,205 and $3,180 for services during the year ended August 31, 2004, and 2003, respectively.   Of this 2003 amount, $2,500 was paid in the form of 125,000 shares of the Registrant’s unregistered common stock.

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

SILVER  BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2004

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

Security ownership of certain beneficial owners:  Two persons of record own more than 5% of the Registrant's Common Stock as follows:

.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (1)
Common Stock	Terry Dunne	2,400,000	14.32%
Common Stock	Patrick Power	2,000,000	11.93%
Common Stock	Delaine H. Gruber	860,000	5.13%

(1)   based upon 16,760,415 total common stock shares outstanding as of November 24, 2004

(b)

Security ownership of management:

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (1)
Common Stock	Terry McConnaughy	602,500	3.59%
Common Stock	Joseph Zinger	601,000	3.59%
Common Stock	Robert J. Evans	633,000	3.78%
Common Stock	Wayne Hohman	654,501	3.91%
Common Stock	Delaine Hess Gruber	860,000	5.13%
Common Stock	Directors and Executive Officers as a Group	3,351,001	19.99%

(1)   based upon 16,760,415 total common stock shares outstanding as of November 24, 2004

(c)

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In addition to the related transactions described in the preceding section of this document, see Note 5 to the financial statements.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits and index of exhibits:

a.

Exhibit 31:  Certifications

b.

Exhibit 32:  Section 906 Certifications

(b)

The Registrant filed a Form 8-K on February 4, 2004 which reported the merger with its wholly owned subsidiary, Silver Butte Company.   See Item 1 for further details.

SILVER  BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2004

ITEM 14. CONTROLS AND PROCEDURES

An evaluation was performed by The Registrant's President and Secretary/ Treasurer of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on that evaluation, the president and secretary/treasurer concluded that disclosure controls and procedures were effective as of August 31, 2004, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the year ended August 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended August 31, 2004 and 2003 and the review for the financial statements included in the Company’s quarterly reports on Form 10-QSB during those fiscal years were $13,300 and $10,475 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

The Company incurred no fees during the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred other no fees during the last two fiscal years for products and services rendered by the Company’s principal accountant.

SILVER  BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE COMPANY (Formerly Silver Butte Mining Company)

(Registrant)

By:  /s/Terry McConnaughey

Terry McConnaughey, President and Director

Date:  November 24, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Robert J. Evans

Robert J. Evans, Secretary/Treasurer and Director

Date:  November 24, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Delaine Hess Gruber

Delaine Hess Gruber, Director

Date:  November 24, 2004