Form 10QSB
period 2004-11-30
SILVER BUTTE MINING CO
filed 2005-01-14
CIK 90310

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X]  Quarterly report under Section 13 of 15(d) of the Securities Exchange Commission Act of 1934

        For the quarterly period ended November 30, 2004

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

Yes (X)        No ( )

The number of shares of Common Stock, $0.001 par value, outstanding as of December 30, 2004, was 16,760,415

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control  number.

SILVER BUTTE COMPANY

TABLE OF CONTENTS

PART I.

ITEM

1.  FINANCIAL INFORMATION

Balance Sheets, November 30, 2004 (Unaudited) and August 31,

2004

3

Statements of Operations for the three months ended November

30, 2004 and 2003 (Unaudited)

4

Statements of Cash Flows for the three months ended November

30, 2004 and 2003 (Unaudited)

5

Notes to Financial Statements  (Unaudited)

6

ITEM

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

7

ITEM

3.  CONTROLS AND PROCEDURES

8

PART II

ITEM

1.  LEGAL PROCEEDINGS

8

ITEM

2.  CHANGES IN SECURITIES   8

ITEM

3.  DEFAULTS UPON SENIOR SECURITIES

8

ITEM

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

ITEM

5.  OTHER INFORMATION

8

ITEM

6.  EXHIBITS

9

SIGNATURES

10

PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Company

Balance Sheets

November 30, 2004 (Unaudited) and August 31, 2004

November 30,

2004

August 31,

(unaudited)

2004

ASSETS

Current assets:

Cash and cash equivalents

$

        18,485

$

        15,593

Total current assets

18,485

15,593

Property, plant and equipment, net

            3,000

            3,000

Total assets

$

        21,485

$

        18,593

LIABILITES AND STOCKHOLDERS’ EQUITY)

Current liabilities:

Accounts payable

$

9,151

$

0

Accounts payable to related parties

            2,450

            1,237

Total current liabilities

          11,601

            1,237

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000

shares authorized, none issued and outstanding

Common stock, $0.001 par value; 300,000,000

shares authorized, 16,760,415 and 16,410,415 shares

issued and outstanding at November 30, 2004

and August 31, 2004, respectively

16,760

16,410

Additional paid-in capital

852,509

849,359

Accumulated deficit

      (859,385)

      (848,413)

Total stockholders’ equity

            9,884

          17,356

Total liabilities and stockholders’ equity

$

        21,485

$

        18,593

The accompanying notes are an integral part of these financial statements.

Silver Butte Company Statements of Operations for the Three Months Ended November 30, 2004 and 2003 (Unaudited)

	2004	2003

Operating expenses:
Professional service fees	$ (9,700)	$ (17,509)
Professional service fees paid to related parties	(1,213)	(1,908)
Other general and administrative	(86)	(490)
Total operating expenses	(10,999)	(19,907)

Other income:
Interest and dividend income	27	17
Total other income	27	17

Net loss	$ (10,972)	$ (19,890)

Loss per common share-basic	Nil	$ (0.002)

Weighted average common shares outstanding-basic	16,640,971	9,414,304

The accompanying notes are an integral part of these financial statements.

Silver Butte Company

Statements of Cash Flows for the Three Months Ended

November 30, 2004 and 2003

(Unaudited)

2004

2003

Cash flows from operating activities:

Net loss

$

(10,972)

$

(19,890)

Adjustments to reconcile net loss to net cash

Used by operating activities:

Increase in accounts payable

9,151

9,489

Increase (decrease) in accounts payable to related party

1,213

(770)

Decrease in directors fees payable

                      0

      (12,000)

Net cash used by operating activities

                (608)

      (23,171)

Cash flows from financing activities:

Proceeds from sale of common stock

3,500

40,000

Professional fees paid in connection with

common stock issuance

                      0

        (9,022)

Net cash provided by financing activities

               3,500

       30,978

Net increase in cash and cash equivalents

2,892

7,807

Cash and cash equivalents, beginning of period

             15,593

       10,602

Cash and cash equivalents, end of period

$

           18,485

$

      18,409

The accompanying notes are an integral part of these financial statements.

Silver Butte Company (formerly Silver Butte Mining Company)

Notes to Financial Statements

(Unaudited)

1.  Basis of Presentation

The financial statements of Silver Butte Company (formerly Silver Butte Mining Company) (“the Company”) included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading.   These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended August 31, 2004 included in the Company’s Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.   The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended August 31, 2005.

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

Silver Butte Company (formerly Silver Butte Mining Company)

Notes to Financial Statements

(Unaudited)

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

Financial Condition and Liquidity

During the three month period ended November 30, 2004, the Company used $608 of cash for operating activities, compared to $23,171 used for operating activities in the three months ended November 30, 2003.  Operating costs for the ensuing twelve months is estimated to be $12,000 and no cash from operations is anticipated.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was performed by The Registrant's President and Secretary/ Treasurer of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on that evaluation, the president and secretary/treasurer concluded that disclosure controls and procedures were effective as of November 30, 2004, in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the three month period ended November 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE.

ITEM 6.

EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), McConnaughey

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Evans

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, McConnaughey

Exhibit 32.2 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Evans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE COMPANY

(Registrant)

By:    /s/ Terry McConnaughey

________________________________________________

Terry McConnaughey, President and Director

Date:  January 13, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Robert J. Evans

________________________________________________

Robert J. Evans, Secretary/Treasurer and Director

Date:  January 13, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Delaine H. Gruber

________________________________________________

Delaine H. Gruber, Director

Date:  January 13, 2005

10