Form 10QSB
period 2005-02-28
SILVER BUTTE MINING CO
filed 2005-04-14
CIK 90310

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X]  Quarterly report under Section 13 of 15(d) of the Securities Exchange Commission Act of 1934

        For the quarterly period ended February 28, 2005

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

Yes (X)        No ( )

At March 31, 2005, 16,760,415 shares of the Company’s common stock were outstanding.

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control  number.

SILVER BUTTE COMPANY

TABLE OF CONTENTS

PART I.

ITEM 1.  FINANCIAL INFORMATION

Balance Sheets, February 28, 2005 (Unaudited) and August 31, 2004

3

Statements of Operations for the three months and six months ended February 28, 2005 and February 29, 2004 - Unaudited

4

Statements of Cash Flows for the six months ended February 28, 2005 and

February 29, 2004 - Unaudited

5

Notes to Financial Statements - Unaudited

6

ITEM 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

7

ITEM 3.  CONTROLS AND PROCEDURES

8

PART II

8

ITEM 1.

LEGAL PROCEEDINGS

8

ITEM 2.

CHANGES IN SECURITIES

8

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

8

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

ITEM 5.

OTHER INFORMATION

8

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

8

SIGNATURES

9

CERTIFICATIONS  PURSUANT TO THE SARBANES-OXLEY ACT (attached)

PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Company

Balance Sheets, February 28, 2005 (Unaudited)

and August 31, 2004

February 28,

2005

August 31,

(unaudited)

2004

ASSETS

Current assets:

Cash and cash equivalents

$

        12,190

$

        15,593

Total current assets

12,190

15,593

Property, plant and equipment, net

                   0

            3,000

Total assets

$

        12,190

$

        18,593

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable to related parties

$

          2,865

$

          1,237

Total current liabilities

            2,865

            1,237

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares

authorized, none issued and outstanding

Common stock, $0.001 par value; 300,000,000

shares authorized, 16,760,415 and 16,410,415 shares

issued and outstanding at February 28, 2005 and

August 31, 2004, respectively

16,760

16,410

Additional paid-in capital

852,509

849,359

Accumulated deficit

       (859,944)

       (848,413)

Total stockholders’ equity

            9,325

          17,356

Total liabilities and stockholders’ equity

$

        12,190

$

        18,593

The accompanying notes are an integral part of these financial statements.

Silver Butte Company

Statements of Operations for the three months and six months ended February 28, 2005 and February 29, 2004 - Unaudited

                                                               Three months ended

            Six months ended__

                                                                          2/28/2005        2/29/2004       2/28/2005       2/29/2004

Operating expenses:

Professional service fees

$

(2,279)

$

(4,042)

$

(11,979)

$

(21,551)

Professional service fees paid to

related parties

(315)

(4,149)

(1,528)

(6,057)

Other general and administrative

           (983)

        (3,014)

        (1,069)

        (3,504)

Total operating expenses

        (3,577)

      (11,205)

      (14,576)

      (31,112)

Other income:

Interest income

18

45

45

62

Gain on sale of property

         3,000

                --

         3,000

               --

Total other income

         3,018

              45

         3,045

              62

Net loss

$

         (559)

$

    (11,160)

$

    (11,531)

$

    (31,050)

Loss per common share – basic

             Nil

             Nil

             Nil

    $(0.003)

Weighted average common shares

Outstanding – basic

16,760,415

14,765,910

16,701,023

12,104,890

The accompanying notes are an integral part of these financial statements.

Silver Butte Company

Statements of Cash Flows for the six months ended

February 28, 2005 and February 29, 2004 - Unaudited

2005

2004

Cash flows from operating activities:

Net loss

$

(11,531)

$

(31,050)

Adjustments to reconcile net loss to net cash

Provided (used) by operating activities:

Gain on sale of property

(3,000)

--

Decrease in:

Prepaid expenses

--

5,021

Accounts payable

--

(4,553)

Accounts payable to related party

1,628

(770)

Directors fees payable

                     --

      (15,000)

Net cash used by operating activities

            (12,903)

      (46,352)

Cash flows from investing activities:

Proceeds from sale of property

               6,000

               --

Net cash provided by investing activities

               6,000

               --

Cash flows from financing activities:

Proceeds from sale of common stock

3,500

76,500

Fees paid in connection with common stock issuance

                      --

      (12,672)

Net cash provided by financing activities

               3,500

       63,828

Net decrease in cash and cash equivalents

(3,403)

17,476

Cash and cash equivalents, beginning of period

             15,593

       10,602

Cash and cash equivalents, end of period

$

            12,190

$

     28,078

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

Financial Condition and Liquidity

During the six month period ended February 28, 2005, the Company used $12,903 of cash for operating activities, compared to $46,352 used for operating activities in the six months ended February 29, 2004.   During the period, the Company sold its sole asset, the Mirror Lake property for $6,000 and recognized a gain from the sale of $3,000.  The Company also received $3,500 from the sale of 350,000 shares of its common stock resulting from the exercise of warrants.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was performed by The Registrant's President and Secretary/ Treasurer of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on that evaluation, the president and secretary/treasurer concluded that disclosure controls and procedures were effective as of February 28, 2005, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the three and six month periods ended February 28, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

CHANGES IN SECURITIES

NONE

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

(a)

Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) Reports on Form 8K. –The Company filed a Form 8-K on February 2, 2005 to report the sale of its only property, the Mirror Lake property for $6,000 in cash.

[The balance of this page left intentionally blank.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE COMPANY

(Registrant)

By:          /s/ Terry McConnaughey

Terry McConnaughey, President and Director

Date:  April 12, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By            /s/ Robert J. Evans

Robert J. Evans, Secretary/Treasurer and Director

Date:  April 12, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By           /s/ Delaine H. Gruber

Delaine H. Gruber, Director

Date:  April 12, 2005

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

9