Form 10QSB
period 2005-05-31
SILVER BUTTE MINING CO
filed 2005-07-13
CIK 90310

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the quarterly period ended May 31, 2005

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

Yes (X)        No ( )

At July 6, 2005, 16,760,415 shares of the Company’s common stock were outstanding.

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

SILVER BUTTE COMPANY

TABLE OF CONTENTS

PART I.

3

ITEM 1.  FINANCIAL INFORMATION

3

Balance Sheets, May 31, 2005 (Unaudited) and August 31, 2004

3

Statements of Operations for the three months and nine months ended May 31, 2005

4

and  2004 - Unaudited

4

Statements of Cash Flows for the nine months ended May 31, 2005 and 2004 - Unaudited

5

Notes to Financial Statements - Unaudited

6

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

7

ITEM 3.  CONTROLS AND PROCEDURES

8

PART II

8

ITEM 1.

LEGAL PROCEEDINGS

8

ITEM 2.

CHANGES IN SECURITIES

8

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

8

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

ITEM 5.

OTHER INFORMATION

8

ITEM 6.

EXHIBITS

8

PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Company

Balance Sheets, May 31, 2005 (Unaudited) and August 31, 2004

May 31,

2005

August 31,

(unaudited)

2004

ASSETS

Current assets:

Cash and cash equivalents

$

         12,215

$

        15,593

Total current assets

12,215

15,593

Property, plant and equipment, net

                  --

            3,000

Total assets

$

         12,215

$

        18,593

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

2,263

$

--

Accounts payable to related parties

            3,362

            1,237

Total current liabilities

            5,625

            1,237

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares

authorized, none issued and outstanding

Common stock, $0.001 par value; 300,000,000

shares authorized, 16,760,415 and 16,410,415 shares

issued and outstanding at May 31, 2005 and

August 31, 2004, respectively

16,760

16,410

Additional paid-in capital

852,509

849,359

Accumulated deficit

       (862,679)

       (848,413)

Total stockholders’ equity

             6,590

          17,356

Total liabilities and stockholders’ equity

$

        12,215

$

        18,593

The accompanying notes are an integral part of these financial statements.

Silver Butte Company

Statements of Operations for the three months and nine months ended May 31, 2005 and  2004 - Unaudited

Three months ended

Nine months ended__

  5/31/2005

  5/31/2004

  5/31/2005

 5/31/2004

Operating expenses:

Professional service fees

$

(1,964)

$

(4,086)

$

(13,943)

$

(25,637)

Professional service fees paid to

related parties

(197)

(2,146)

(1,725)

(8,203)

Other general and administrative

           (599)

           (300)

        (1,668)

        (3,804)

Total operating expenses

        (2,760)

        (6,532)

       (17,336)

      (37,644)

Other income:

Interest income

25

46

70

108

Gain on sale of property

                --

                --

         3,000

               --

Total other income

25

46

3,070

108

Net loss

$

      (2,735)

$

      (6,486)

$

    (14,266)

$

    (37,536)

Loss per common share – basic

             Nil

             Nil

    $(0.001)

     $(0.003)

Weighted average common shares

Outstanding – basic

16,760,415

16,410,415

16,721,038

13,555,836

The accompanying notes are an integral part of these financial statements.

Silver Butte Company

Statements of Cash Flows for the nine months ended May 31, 2005 and 2004 - Unaudited

2005

2004

Cash flows from operating activities:

Net loss

$

(14,266)

$

(37,536)

Adjustments to reconcile net loss to net cash

Provided (used) by operating activities:

Gain on sale of property

(3,000)

--

Change in:

Prepaid expenses

--

5,021

Accounts payable

2,263

(6,255)

Accounts payable to related party

2,125

(470)

Directors fees payable

                      --

      (15,000)

Net cash used by operating activities

            (12,878)

      (54,240)

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

Net change in cash and cash equivalents

(3,378)

9,588

Cash and cash equivalents, beginning of period

             15,593

       10,602

Cash and cash equivalents, end of period

$

           12,215

$

     20,190

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

The Company has incurred losses over the past several years and has no recurring source of revenue.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Management's plans for the continuation of the Company as a going concern are primarily focused on the eventual merger with an entity with profitable business operations.  The Company anticipates that existing cash and cash equivalents will be exhausted before this occurs. Within the next few months, the Company plans to sell shares of its unregistered common stock to finance ongoing operations. However, there are no assurances with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern. Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

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

Financial Condition and Liquidity

During the nine month period ended May 31, 2005, the Company used $12,878 of cash for operating activities, compared to $54,240 used for operating activities in the nine months ended May 31, 2004.   During the period, the Company sold its sole asset, the Mirror Lake property for $6,000 and recognized a gain from the sale of $3,000.  The Company also received $3,500 from the sale of 350,000 shares of its common stock resulting from the exercise of warrants.

The Company anticipates that existing cash and cash equivalents will soon be exhausted. Within the next few months, the Company plans to sell shares of its unregistered common stock to finance ongoing operations.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was performed by the Company's president and secretary/treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the president and secretary/treasurer concluded that disclosure controls and procedures were effective as of May 31, 2005, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There has been no change in the Company’s internal control over financial reporting during the three and nine month periods ended May 31, 2005.

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

SILVER BUTTE COMPANY

(Registrant)

By:    _/s/ Terry McConnaughey_______________

Terry McConnaughey, President and Director

Date:  July 12, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    __/s/ Robert J. Evans_____________________

Robert J. Evans, Secretary/Treasurer and Director

Date:  July 12, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    ____/s/ Delaine H. Gruber________________

Delaine H. Gruber, Director

Date:  July 12, 2005

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