Form 10KSB
period 2005-08-31
SILVER BUTTE MINING CO
filed 2005-11-29
CIK 90310

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2005

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

 [X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934     For the fiscal year ended August 31, 2005

 [  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934    For the transition period from                  to

SILVER BUTTE COMPANY

(Exact name of small business issuer as specified in its charter)

NEVADA	001-05970	82-0263301
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

520 Cedar Street, Sandpoint, ID	83864
(Address of principal executive offices)	(Zip Code)

(208) 263-5154

Issuer’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.05 par value per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes  [  ] No

The Registrant generated no revenues for its most recent fiscal year.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the average bid and ask price as of October 24, 2005, was $2,246,020.

At October 24, 2005, there were 17,277,080 outstanding shares of par value $0.001 common stock.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

SEC 2337 (9-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Table of Contents

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

ITEM 2.  DESCRIPTION OF PROPERTY

ITEM 3.  LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

ITEM  7.  FINANCIAL  STATEMENTS

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A.  CONTROLS AND PROCEDURES

ITEM 8B.  OTHER INFORMATION

PART III

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.  EXHIBITS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2005

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

During an annual meeting of shareholders held on February 4, 2004, a merger with Silver Butte Company was ratified. Silver Butte Company was incorporated in the state of Nevada on March 4, 2004.  The merger became effective on March 4, 2004 upon filing the Articles of Merger with the respective states.  On that date, the Registrant merged into its wholly-owned Nevada subsidiary and changed its corporate domicile from the state of Idaho to the state of Nevada. Throughout this report reference to “the Registrant” may include the Idaho corporation prior to the merger and the Nevada corporation subsequent to the merger.

The Registrant’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation.  The Registrant will not restrict its search to any specific business, industry, or geographical location and the Registrant may participate in a business venture of virtually any kind or nature.

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2005

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

As of August 31, 2005, the Registrant holds the mineral rights only of 6 patented mining claims covering approximately 165 acres situated in Sections 1, Township 55 North, Range 2 West Boise Meridian, and Sections 5, 6 and 8, Township 55 North, Bonner County, Idaho.  On February 2, 2005, the Registrant sold its Mirror Lake property, which consisted of approximately one acre of deeded land that encompassed the "Stidwell Adit" in Section 31, Township 56 North, Range 1 West Boise Meridian, Bonner County, Idaho.   The proceeds from the sale were $6,000 in cash which was the fair market price of the property as of the date of sale.  The property was sold to a non-affiliate of the Registrant.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending August 31, 2005.

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2005

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

	August 31, 2005		August 31, 2004
	High	Low	High	Low
First Quarter	$0.11	$0.08	$0.05	$0.02
Second Quarter	0.18	0.08	0.15	0.04
Third Quarter	0.18	0.10	0.22	0.06
Fourth Quarter	0.12	0.09	0.11	0.07

b)

As of October 24, 2005, there were approximately 1,139 holders of record of the Registrant's Common Stock.

c)

The Registrant has paid no dividends and propose none for the foreseeable future to utilize all available funds for the development of its business.  Accordingly, it has no plans to pay dividends even if funds are available, as to which there is no assurance.  There are no restrictions on the Registrant's ability to pay dividends.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

The Registrant’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation.  The Registrant will not restrict its search to any specific business, industry, or geographical location and the Registrant may participate in a business venture of virtually any kind or nature.

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

Management of the Registrant, while not especially experienced in matters relating to the new business of the Registrant, will rely primarily upon their own efforts to accomplish the business purposes of the Registrant.

Financial Condition and Liquidity

The Registrant has a cash balance of $5,558 and working capital of $4,665 at August 31, 2005.   Operating costs for the ensuing fiscal year is estimated to be $20,000 and no cash from operations is anticipated.

During the year ended August 31, 2005, the Registrant used $19,985 of cash for operating activities, compared to $58,838 used for operating activities in the year ended August 31, 2004.  During the year ended August 31, 2005, the Registrant sold its sole asset, the Mirror Lake property for $6,000 and recognized a gain from the sale of $3,000.  The Registrant also received $3,500 from the sale of 350,000 shares of its common stock resulting from the exercise of warrants.  During 2004, the Registrant received $63,289 from the sale of common stock through a private placement.   Also during 2004, the Registrant also had a proxy mailing and annual meeting which resulted in an increase in general and administrative costs.

Subsequent to year end, in September 2005, the Registrant had a private placement offering for the sale of 833,884 shares of the Registrant’s common stock at a price of $0.06 per share for cash only.  No warrants were granted in connection with this offering. As of October 24, 2005, 516,665 shares have been sold for a total of $31,000.  Proceeds from this offering will be used to finance ongoing operations.

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2005

ITEM  7.  FINANCIAL  STATEMENTS

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors

Silver Butte Company

Sandpoint, Idaho

We have audited the accompanying balance sheets of Silver Butte Company as of August 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Butte Company as of August 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Spokane, Washington

November 1, 2005

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2005

Silver Butte Company (formerly Silver Butte Mining Company)

Balance Sheets

August 31, 2005 and 2004

2005

2004

ASSETS

Current assets:

Cash and cash equivalents

$

              5,558

$

             15,593

Total current assets

5,558

15,593

Property

                        0

                 3,000

Total assets

$

              5,558

$

             18,593

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable to related parties

$

                 893

$

               1,237

Total current liabilities

                    893

                 1,237

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000

shares authorized, none issued and outstanding

Common stock, $0.001 par value; 300,000,000

shares authorized, 16,760,415  and 16,410,415

shares issued and outstanding at August 31, 2005

and 2004, respectively

16,760

16,410

Additional paid-in capital

852,509

849,359

Accumulated deficit

           (864,604)

           (848,413)

Total stockholders’ equity

                 4,665

               17,356

Total liabilities and stockholders’ equity

$

              5,558

$

             18,593

The accompanying notes are an integral part of these financial statements.

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2005

Silver Butte Company (formerly Silver Butte Mining Company)

Statements of Operations

Years ended August 31, 2005 and 2004

2005

2004

Operating expenses:

Professional service fees

$

(15,971)

$

(29,934)

Professional service fees paid to related parties

(2,075)

(8,653)

Other general and administrative expenses

           (1,683)

           (4,292)

Total operating expenses

         (19,729)

         (42,879)

Other income:

Interest income

88

136

Gain on sale of property

3,000

0

Gain on sale of equipment

               450

                   0

Total other income

            3,538

               136

Net loss

$

       (16,191)

$

       (42,743)

Loss per common share-basic

                Nil

                Nil

Weighted average common shares outstanding-basic

   16,730,963

   14,281,180

The accompanying notes are an integral part of these financial statements.

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2005

Silver Butte Company (formerly Silver Butte Mining Company)

Statement of Changes in Stockholders’ Equity

Years ended August 31, 2005 and 2004

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

         (42,743)

         (42,743)

Balance, August 31, 2004

16,410,415

16,410

849,359

(848,413)

17,356

Issuance of common stock

for cash

350,000

350

3,150

3,500

Net loss

         (16,191)

         (16,191)

Balance, August 31, 2005

   16,760,415

$

        16,760

$

      852,509

$

     (864,604)

$

           4,665

The accompanying notes are an integral part of these financial statements.

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2005

Silver Butte Company (formerly Silver Butte Mining Company)

Statements of Cash Flows

Years ended August 31, 2005 and 2004

2005

2004

Cash flows from operating activities:

Net loss

$

(16,191)

$

(42,743)

Non-cash elements included in net loss:

Gain on sale of property

(3,000)

Gain on sale of equipment

(450)

Changes in assets and liabilities:

Decrease in prepaid expense

0

5,021

Increase in accounts payable

0

(6,583)

Decrease (increase) in accounts payable to related parties

(344)

467

Decrease in directors’ fees payable

                           0

          (15,000)

Net cash used by operating activities

                 (19,985)

          (58,838)

Cash flows from investing activities:

Proceeds from sale of property

6,000

0

Proceeds from the sale of equipment

                       450

                    0

Net cash provided by investing activities

                    6,450

                    0

Cash flows from financing activities:

Proceeds from sale of common stock

3,500

76,500

Fees paid in connection with common stock issuance

                           0

          (12,671)

Net cash provided by financing activities

                    3,500

           63,829

Net change in cash and cash equivalents

(10,035)

4,991

Cash and cash equivalents, beginning of year

                  15,593

           10,602

Cash and cash equivalents, end of year

$

                  5,558

$

         15,593

The accompanying notes are an integral part of these financial statements.

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2005

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

Form 10KSB  August 31, 2005

Silver Butte Company (formerly Silver Butte Mining Company)

Notes to Financial Statements

2.  Summary of Significant Accounting Policies, Continued :

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

Loss Per Share

Loss per share – basic is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Loss per share – diluted is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding and the additional common shares that would have been outstanding if potential common shares had been issued. Potential common shares are not included in the computation of loss per share – diluted if their effect is antidilutive. At August 31, 2005 and 2004, the Company had no potential common shares, and only loss per share – basic is reported for the years then ended.

Fair Values of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents and payables approximated their fair values as of August 31, 2005 and 2004.

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2005

Silver Butte Company (formerly Silver Butte Mining Company)

Notes to Financial Statements

2.  Summary of Significant Accounting Policies, Continued :

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain balances from prior year financial statements have been reclassified to conform with the current year presentation.   These reclassifications did not affect total assets, net loss, or stockholders’ equity as previously reported.

3.

Property

At August 31, 2004, the Company’s mineral property consisted of one acre of deeded land.  On February 2, 2005, the Company sold this land for $6,000 in cash which was determined to be the fair market price of the property as of the date of sale and recognized a gain of $3,000 on the sale. The property was sold to a non-affiliate of the Registrant.  The Company currently owns mineral rights of six patented mining claims and mining equipment both of which had been fully written down or fully depreciated in prior years.

4.

Income Taxes

At August 31, 2005 and 2004, the Company had deferred tax assets of approximately $190,000 and $183,000, respectively, arising from net operating loss carryforwards. Management has determined that it is more likely than not that these deferred tax assets will not be realized, and therefore a valuation allowance equal to the full amount of the deferred tax asset has been established at both August 31, 2005 and 2004.  For the years presented, the effective income tax rate differed from the expected rate because of the effects of annual changes in the deferred income tax asset valuation allowance.  Changes in the valuation allowance relate only to the corresponding change in the deferred income tax asset for those years.  At August 31, 2005, the Company has tax basis net operating loss carryforwards totaling approximately $450,000, which expire in the years 2006 through 2025.

5.

Related Party Transactions

At August 31, 2005 and 2004, accounts payable to related parties is comprised of accounting services of $350 and $450, respectively, owed to a company owned by Delaine Hess Gruber (a director and stockholder).  During the year ended August 31, 2005 and 2004, professional service fees is comprised of accounting services paid or accrued to Ms Gruber of $1,962 and $8,653, respectively.

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2005

Silver Butte Company (formerly Silver Butte Mining Company)

Notes to Financial Statements

6.

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

2003 Private Placement

In November 2003, the Company had a private placement offering to raise funds.   The funds will be used to fund ongoing operations and to finance efforts to identify and acquire interest in natural resource or other business opportunities.

In accordance with the terms of the private placement, the Company offered 4,000,000 Units of the Company’s common stock at a price of $0.01 per Unit. Each Unit consisted of one share of Common Stock and one Common Stock Purchase Warrant, exercisable for twenty-four months from the date of issue, to purchase one additional share of Common Stock. The exercise price of the Common Stock Purchase Warrant was $0.01 per share for the 12 months from the date of issuance and thereafter at a price of $0.05 per share. The Shares were offered on a “Best Efforts” basis and for cash only.

During the year ended August 31, 2004, the amount received from this offering was as follows:

  Gross Proceeds from original issuance (4,000,000 units @ $0.01)

$ 40,000

  Sales commissions (at 10%)

   (4,000)

  Less offering costs

  (8,671)

  Proceeds from exercise of warrants (3,650,000 shares @ $0.01)

    36,500

       Net proceeds

$  63,829

During the year ended August 31, 2005, the Company received $3,500 from the exercise of the remaining outstanding warrants to purchase 350,000 shares of common stock at $0.01.

2005 Private Placement

Subsequent to year end, in September 2005, the Company had a private placement offering for the sale of 833,884 shares of the Company’s common stock at a price of $0.06 per share for cash only.  No warrants were granted in connection with this offering. As of October 24, 2005, 516,665 shares have been sold for a total of $31,000.  Proceeds from this offering will be used to finance ongoing operations.

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2005

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

An evaluation was performed by The Registrant's President and Secretary/ Treasurer of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on that evaluation, the president and secretary/treasurer concluded that disclosure controls and procedures were effective as of August 31, 2005, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the year ended August 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2005

PART III

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identification of Directors and Executive Officers are as follows:

Name	Age	Affiliation with Registration	Expiration of Term
Terry McConnaughey	70	President, Director	Annual meeting
Joseph Zinger	65	Vice President, Director	Annual meeting
Robert J. Evans	80	Secretary/Treasurer, Director	Annual meeting
Wayne Hohman	65	Director	Annual meeting
Delaine Hess Gruber	43	Director	Annual meeting

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

Robert J. Evans, Secretary/Treasurer:  Mr. Evans has been a director of the Registrant for the past 21 years and secretary/treasurer of the Registrant for the past 13 years.

Wayne A. Hohman, Director:  Mr. Hohman retired from teaching in 1996 after twenty-nine years.   He then became involved in land and timber management.   He was appointed to the Board of Directors in 1996.

Delaine Hess Gruber, Director:  Ms. Gruber has been a certified public accountant and previously worked for an international public accounting firm for over twenty years.  She was appointed to the Board of Directors in 2003.  Her firm, Delaine Hess Gruber, CPA provides accounting services for the Registrant.  Ms. Gruber is also a director and president of Mineral Mountain Mining and Milling Company.

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

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2005

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended August 31, 2005, 2004, and 2003 compensation paid by the Registrant to executives for work performed for the benefit of the Registrant. The Registrant has provided no stock options, warrants, or stock appreciation rights.  There are no other employment contracts or incentive pay agreements with the officers and/or directors, who are paid on an hourly basis for work performed according to the terms and rates approved by the Board of Directors.

		Annual Compensation			Long Term Compensation
Name/Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Options SARS (#)	LTIP payouts ($)	All Other Compensation
Terry McConnaughey, Pres, Dir.	2003	---	---	---	---	---	---	$3,000 [1]
Terry McConnaughey, Pres, Dir.	2004	---	---	---	---	---	---	---
Terry McConnaughey, Pres, Dir	2005	---	---	---	---	---	---	---

E. Joseph Zinger, Vice Pres, Dir.	2003	---	---	---	---	---	---	3,000 [1]
E. Joseph Zinger, Vice Pres, Dir	2004	---	---	---	---	---	---	---
E. Joseph Zinger, Vice Pres, Dir.	2005	---	---	---	---	---	---	---

Robert J. Evans, Sec/Treas, Dir.	2003	---	---	---	---	---	---	3,000 [1]
Robert J. Evans, Sec/Treas, Dir	2004	---	---	---	---	---	---	---
Robert J. Evans, Sec/Treas, Dir.	2005	---	---	---	---	---	---	---

Wayne Hohman, Dir	2003	---	---	---	---	---	---	3,000 [1]
Wayne Hohman, Dir	2004	---	---	---	---	---	---	---
Wayne Hohman, Dir	2005	---	---	---	---	---	---	---

Donald L. Hess, Dir	2003	---	---	---	---	---	---	3,064 [2]

Delaine Hess Gruber, Dir	2003	---	---	---	---	---	---	3,000 [1] 6,126 [2] 3,180[3]
Delaine Hess Gruber, Dir	2004	---	---	---	---	---	---	448[2] 8,205[3]
Delaine Hess Gruber, Dir	2005	---	---	---	---	---	---	1,962[3]

[1]  During the year ended August 31, 2003, the Registrant paid $3,000 to each director for directors fees.

[2]  The Registrant paid the Columbia Stock Transfer Company $6,126 for stock transfer services and proxy services during the year ended August 31, 2003.  The amount paid during the four month period ended December 31, 2003 was $448.  The president of The Columbia Stock Transfer Company was Donald Hess, director, until his death on April 23, 2003 and then Delaine Hess Gruber until December 31, 2003.  The Registrant also paid the Donald L. Hess P.A. accounting firm $3,064 for services during the year ended August 31, 2003.

[3] The Registrant paid or accrued Delaine Hess Gruber C.P.A. accounting firm $1,962, $8,205 and $3,180 for services during the years ended August 31, 2005, 2004, and 2003, respectively.   Of the 2003 amount, $2,500 was paid in the form of 125,000 shares of the Registrant’s unregistered common stock.

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2005

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

Security ownership of certain beneficial owners:  Three persons of record own more than 5% of the Registrant's Common Stock as follows:

.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (1)
Common Stock	Terry Dunne	2,500,000	14.47%
Common Stock	Patrick Power	1,840,000	10.65%
Common Stock	Delaine H. Gruber	963,333	5.58%

(1)   based upon 17,277,080 total common stock shares outstanding as of October 24, 2004

(b)

Security ownership of management:

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (1)
Common Stock	Terry McConnaughy	683,333	3.96%
Common Stock	Joseph Zinger	532,333	3.08%
Common Stock	Robert J. Evans	549,333	3.18%
Common Stock	Wayne Hohman	570,834	3.30%
Common Stock	Delaine Hess Gruber	963,333	5.58%
Common Stock	Directors and Executive Officers as a Group	3,299,166	19.10%

(1)   based upon 17,277,080 total common stock shares outstanding as of October 24, 2004

(c)

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In addition to the related transactions described in the preceding section of this document, see Note 5 to the financial statements.

ITEM 13.  EXHIBITS

Exhibit

31.1:

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, McConnaughey

31.2:

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Evans

32.1:

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, McConnaughey

32.2:

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Evans

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Registrant’s principal accountant for the audit of the Registrant’s annual financial statements for the fiscal years ended August 31, 2005 and 2004 and the review for the financial statements included in the Registrant’s quarterly reports on Form 10-QSB during those fiscal years were $13,300 and $13,300 respectively.

Audit Related Fees

The Registrant incurred no fees during the last two fiscal years for assurance and related services by the Registrant’s principal accountant that were reasonably related to the performance of the audit or review of the Registrant’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

The Registrant incurred no fees during the last two fiscal years for professional services rendered by the Registrant’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Registrant incurred no other fees during the last two fiscal years for products and services rendered by the Registrant’s principal accountant.

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

Form 10KSB  August 31, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE COMPANY

(Formerly Silver Butte Mining Company)

(Registrant)

By:  /s/Terry McConnaughey

Terry McConnaughey, President and Director

Date:  November 29, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Robert J. Evans

Robert J. Evans, Secretary/Treasurer and Director

Date:  November 29, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Delaine Hess Gruber

Delaine Hess Gruber, Director

Date:  November 29, 2005