Form 10QSB
period 2005-11-30
SILVER BUTTE MINING CO
filed 2006-01-13
CIK 90310

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period November 30, 2005

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from                                        to

Commission file number:      001-05970

Silver Butte Company

(Exact name of registrant as specified in its charter)

                           Nevada

    82-0263301

(State of other jurisdiction of incorporation

(I.R.S. Employer Identification No.)

 or organization)

     520 Cedar Street, Sandpoint, ID

  83864

(Address of principal executive offices)

(Zip Code)

(208) 263-5154

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes    [X]     No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [X] Yes [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At January 6, 2006, 17,277,080 shares of the Company’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one);  Yes   [  ]       No     [X]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

SILVER BUTTE COMPANY

TABLE OF CONTENTS

PART I.

3

ITEM 1.  FINANCIAL INFORMATION

3

Balance Sheets, November 30 2005 (Unaudited) and August 31, 2005

3

Statements of Operations for the three months ended November 30, 2005 and November 30, 2004 - Unaudited

4

Statements of Cash Flows for the three months ended November 30, 2005 and November 30, 2004 - Unaudited

5

Notes to Financial Statements - Unaudited

6

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

7

ITEM 3.  CONTROLS AND PROCEDURES

8

PART II

8

ITEM 1.

LEGAL PROCEEDINGS

8

ITEM 2.

CHANGES IN SECURITIES

8

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

8

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

ITEM 5.

OTHER INFORMATION

8

ITEM 6.

EXHIBITS

8

PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Company

Balance Sheets, November 30 2005 (Unaudited) and August 31, 2005

November 30

2005

August 31,

(unaudited)

2005

ASSETS

Current assets:

Cash and cash equivalents

$

        36,095

$

          5,558

Total current assets

          36,095

            5,558

Total assets

$

        36,095

$

          5,558

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

9,246

$

0

Accounts payable to related parties

$

          1,450

               893

Total current liabilities

          10,696

               893

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares

authorized, none issued and outstanding

Common stock, $0.001 par value; 300,000,000

shares authorized, 17,277,080 and 16,760,415 shares

issued and outstanding at November 30 2005 and

August 31, 2005, respectively

17,277

16,760

Additional paid-in capital

882,992

852,509

Accumulated deficit

       (874,870)

       (864,604)

Total stockholders’ equity

          25,399

            4,665

Total liabilities and stockholders’ equity

$

        36,095

$

          5,558

The accompanying notes are an integral part of these financial statements.

.

Silver Butte Company

Statements of Operations for the three months ended November 30, 2005 and November 30, 2004 - Unaudited

2005

2004

Operating expenses:

Professional service fees

$

(9,246)

$

(9,700)

Professional service fees paid to related parties

(976)

(1,213)

Other general and administrative

           (139)

             (86)

Total operating expenses

(10,361)

(10,999)

Other income:

Interest and dividend income

              95

              27

Net loss

$

     (10,266)

$

     (10,972)

Loss per common share – basic

             Nil

              Nil

Weighted average common shares outstanding – basic

17,123,784

16,640,971

:

The accompanying notes are an integral part of these financial statements.

.

Silver Butte Company

Statements of Cash Flows for the three months ended November 30, 2005 and November 30, 2004 - Unaudited

2005

2004

Cash flows from operating activities:

Net loss

$

(10,266)

$

(10,972)

Adjustments to reconcile net loss to net cash

provided by operating activities:

Increase in:

Accounts payable

9,246

9,151

Accounts payable to related party

               557

         1,213

Net cash used by operating activities

              (463)

           (608)

Cash flows from financing activities:

Proceeds from sale of common stock

          31,000

3,500

Net cash provided by financing activities

          31,000

3,500

Net increase in cash and cash equivalents

30,537

2,892

Cash and cash equivalents, beginning of period

            5,558

       15,593

Cash and cash equivalents, end of period

$

        36,095

$

     18,485

The accompanying notes are an integral part of these financial statements.

Silver Butte Company

Notes to Financial Statements - Unaudited

1.  Basis of Presentation

The financial statements of Silver Butte Company (“the Company”) included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading.   These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended August 31, 2005 included in the Company’s Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.   The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended August 31, 2006.

2.  Description of Business

Silver Butte Company is a Nevada corporation, and the successor of Silver Butte Mining Company, an Idaho corporation that was incorporated on January 19, 1965.  The Company was originally organized to explore, acquire and develop mineral properties and rights primarily in Idaho. However, the Company’s exploration activities never developed any commercial ore deposits. During prior years, the Company made a strategic decision to abandon or sell its mineral properties and rights, and favorably position itself to seek other profitable business opportunities.

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

Management of the Company, while not especially experienced in matters relating to the new business of the Company, will rely primarily upon their own efforts to accomplish the business purposes of the Company.  It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel, will be utilized by the Company to effectuate its business purposes described herein.

Effective December 15, 2005, Delaine Hess Gruber resigned as director of the Company.

Financial Condition and Liquidity

During the three month period ended November 30 2005, the Company used $463 of cash for operating activities, compared to $608 used for operating activities in the three months ended November 30, 2004.

During the three month period ended November 30, 2005, the Company had a private placement offering for the sale of 833,884 shares of the Company’s common stock at a price of $0.06 per share for cash only.  No warrants were granted in connection with this offering. Through November 30, 2005, 516,665 shares have been sold for a total of $31,000.  Proceeds from this offering will be used to finance ongoing operations.

During the three months ended November 30, 2004, the Company received $3,500 from the sale of 350,000 shares of its common stock resulting from the exercise of warrants

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was performed by The Registrant's President and Secretary/ Treasurer of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on that evaluation, the president and secretary/treasurer concluded that disclosure controls and procedures were effective as of November 30 2005, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the three month period ended November 30 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

CHANGES IN SECURITIES

NONE

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.

OTHER INFORMATION

NONE.

ITEM 6.

EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a). McConnaughey

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Evans

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, McConnaughey

Exhibit 32.2 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Evans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE COMPANY

(Registrant)

By:      /s/ Terry McConnaughey

Terry McConnaughey, President and Director

Date:  January 12, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By         /s/ Robert J. Evans

Robert J. Evans, Secretary/Treasurer and Director

Date:  January 12, 2006

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

8