Form 10QSB
period 2006-02-28
SILVER BUTTE MINING CO
filed 2006-04-13
CIK 90310

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2006, 17,277,080 shares of the Company’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one);  Yes   [  ]       No     [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

SILVER BUTTE COMPANY

TABLE OF CONTENTS

PART I.

3

ITEM 1.

FINANCIAL INFORMATION

3

Balance Sheets, February 28, 2006 (unaudited) and August 31, 2005

3

Statements of Operations for  the Three months and Six months ended February 28, 2006 and 2005

4

Statements of Cash Flows for the Six Months Ended February 28, 2006 and 2005- unaudited

5

Notes to Financial Statements - Unaudited

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

7

ITEM 3.

CONTROLS AND PROCEDURES

9

PART II

9

ITEM 1.

LEGAL PROCEEDINGS

9

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

9

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

9

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

ITEM 5.

OTHER INFORMATION

9

ITEM 6.

EXHIBITS

10

PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Company

Balance Sheets, February 28, 2006 (unaudited) and August 31, 2005

February 28,

2006

August 31,

(unaudited)

2005

__________________________________________________________________________________________

ASSETS

Current assets:

Cash and cash equivalents

$

23,382

$

5,558

__________________________________________________________________________________________

Total current assets

23,382

5,558

__________________________________________________________________________________________

Total assets

$

23,382

$

5,558

__________________________________________________________________________________________

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

470

$

-

Accounts payable to related parties

1,706

893

__________________________________________________________________________________________

Total current liabilities

2,176

893

__________________________________________________________________________________________

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares

authorized, none issued or outstanding

Common stock, $0.001 par value; 300,000,000

shares authorized; 17,277,080 and 16,760,415 shares

issued and outstanding at February 28, 2006 and

August 31, 2005, respectively

17,277

16,760

Additional paid-in capital

882,992

852,509

Accumulated deficit

(879,063)

(864,604)

__________________________________________________________________________________________

Total stockholders’ equity

21,206

4,665

__________________________________________________________________________________________

Total liabilities and stockholders’ equity

$

23,382

$

5,558

__________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

.

Silver Butte Company

Statements of Operations for Three months and Six months

 ended February 28, 2006 and 2005 - unaudited

  Three Months Ended

Six Months Ended

2/28/2006

  2/28/2005

2/28/2006

  2/28/2005

_____________________________________________________________________________________________

Operating expenses:

Professional service fees

$

(3,117)

$

(2,279)

$

(12,363)

$

(11,979)

Professional service fees paid to

related parties

(405)

(315)

(1,381)

(1,528)

Other general and administrative

(768)

(983)

(907)

(1,069)

_____________________________________________________________________________________________

Total operating expenses

(4,290)

(3,577)

(14,651)

(14,576)

_____________________________________________________________________________________________

Other income:

Interest income

97

18

192

45

Gain on sale of property

-

3,000

-

3,000

_____________________________________________________________________________________________

Total other income

97

3,018

192

3,045

_____________________________________________________________________________________________

Net loss

$

(4,193)

$

(559)

$

(14,459)

$

(11,531)

_____________________________________________________________________________________________

Loss per common share – basic

Nil

Nil

Nil

Nil

_____________________________________________________________________________________________

Weighted average common shares

outstanding – basic

17,277,080

16,760,415

17,200,008

16,701,023

_____________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

.

Silver Butte Company

Statements of Cash Flows for the Six Months ended February 28, 2006 and 2005- unaudited

2006

2005

__________________________________________________________________________________________

Cash flows from operating activities:

Net loss

$

(14,459)

$

(11,531)

Adjustments to reconcile net loss to net cash

provided by operating activities:

Gain on sale of property

-

(3,000)

Change in:

Accounts payable

470

-

Accounts payable to related party

813

1,628

__________________________________________________________________________________________

Net cash used by operating activities

(13,176)

(12,903)

__________________________________________________________________________________________

Cash flows from investing activities:

Proceeds from sale of property

-

6,000

__________________________________________________________________________________________

Net cash provided by investing activities

-

6,000

__________________________________________________________________________________________

Cash flows from financing activities:

Proceeds from sale of common stock

31,000

3,500

__________________________________________________________________________________________

Net cash provided by financing activities

31,000

3,500

__________________________________________________________________________________________

Net increase (decrease) in cash and cash equivalents

17,824

(3,403)

Cash and cash equivalents, beginning of period

5,558

15,593

__________________________________________________________________________________________

Cash and cash equivalents, end of period

$

23,382

$

12,190

__________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

Silver Butte Company

Notes to Financial Statements - Unaudited

1.  Basis of Presentation

The financial statements of Silver Butte Company (“the Company”) included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading.   These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended August 31, 2005, included in the Company’s Form 10-KSB.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation

The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who, or which, desire to seek the perceived advantages of a publicly registered corporation.  The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

The Company may seek a business opportunity with entities which have recently commenced operations, or wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.  Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Effective December 15, 2005, Delaine Hess Gruber resigned as a director of the Company, and Edward C. Wert filled the vacant Board position on March 1, 2006.

Financial Condition and Liquidity

During the six month period ended February 28, 2006, the Company used $13,176 of cash for operating activities, compared to $12,903 used for operating activities in the six months ended February 28, 2005. During the six months ended February 28, 2005, the Company received $3,500 from the sale of 350,000 shares of its common stock resulting from the exercise of warrants, and $6,000 from the sale of property.

During the six months ended February 28, 2006, the Company had a private placement offering for the sale of 833,884 shares of the Company’s common stock at a price of $0.06 per share.  No warrants were granted in connection with this offering. Through February 28, 2006, 516,665 shares had been sold for total proceeds of $31,000.  Proceeds from this offering will be used to finance ongoing operations.  Management anticipates that existing cash reserves will provide sufficient operating capital for the next twelve months.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was performed by the Company's President and Secretary/ Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Secretary/Treasurer concluded that disclosure controls and procedures were effective as of February 28, 2006, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the three month period ended February 28, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended February 28, 2006, the Company had a private placement offering for the sale of 833,884 shares of the Company’s common stock at a price of $0.06 per share.  No warrants were granted in connection with this offering.  Through February 28, 2006, 516,665 shares had been sold for total proceeds of $31,000.  No underwriter or brokers were involved in the sale and, therefore, no commissions were paid.  The common stock is restricted as defined under Rule 144.  In management’s opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.  .Proceeds from this offering will be used to finance ongoing operations.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.

OTHER INFORMATION

Effective December 15, 2005, Delaine Hess Gruber resigned as a director of the Company, and Edward C. Wert filled the vacant Board position on March 1, 2006.

ITEM 6.

EXHIBITS

31.1

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002,

McConnaughey

31.2

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002,

Evans

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002,

McConnaughey

32.2

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002,

Evans

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE COMPANY

(Registrant)

By:      /s/ Terry McConnaughey

Terry McConnaughey, President and Director

Date:  April 12, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By         /s/ Robert J. Evans

Robert J. Evans, Secretary/Treasurer and Director

Date:  April 12, 2006

11