Form 10QSB
period 2006-05-31
SILVER BUTTE MINING CO
filed 2006-07-10
CIK 90310

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Silver Butte Co., Inc.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 2006, 17,277,080 shares of the Company’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one);  Yes   [  ]       No     [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

SILVER BUTTE CO., INC.

TABLE OF CONTENTS

PART I.

3

ITEM 1.  FINANCIAL INFORMATION

3

Balance Sheets, May 31, 2006 (Unaudited) and August 31, 2005

3

Statements of Operations for the Three and Nine Months

  Ended May 31, 2006 and 2005 - Unaudited

4

Statements of Cash Flows for the Nine Months ended May 31, 2006 and 2005- Unaudited

5

Notes to Financial Statements - Unaudited

6

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

7

ITEM 3.  CONTROLS AND PROCEDURES

9

PART II

9

ITEM 1.  LEGAL PROCEEDINGS

9

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

ITEM 5.  OTHER INFORMATION

9

ITEM 6.  EXHIBITS

10

PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Co., Inc.

Balance Sheets, May 31, 2006 (Unaudited) and August 31, 2005

May 31,

2006

August 31,

(Unaudited)

2005

__________________________________________________________________________________________

ASSETS

Current assets:

Cash

$

18,131

$

5,558

__________________________________________________________________________________________

Total current assets

18,131

5,558

__________________________________________________________________________________________

Total assets

$

18,131

$

5,558

__________________________________________________________________________________________

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable to related parties

$

200

$

893

__________________________________________________________________________________________

Total current liabilities

200

893

__________________________________________________________________________________________

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares

authorized, none issued or outstanding

Common stock, $0.001 par value; 300,000,000

shares authorized; 17,277,080 and 16,760,415 shares

issued and outstanding at May 31, 2006 and

August 31, 2005, respectively

17,277

16,760

Additional paid-in capital

882,992

852,509

Accumulated deficit

(882,338)

(864,604)

__________________________________________________________________________________________

Total stockholders’ equity

17,931

4,665

__________________________________________________________________________________________

Total liabilities and stockholders’ equity

$

18,131

$

5,558

__________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

.

Silver Butte Co., Inc.

Statements of Operations for Three months and Nine months

 ended May 31, 2006 and 2005 - Unaudited

  Three Months Ended

Nine Months Ended

5/31/2006

  5/31/2005

5/31/2006

  5/31/2005

_____________________________________________________________________________________________

Operating expenses:

Professional service fees

$

(3,131)

$

(1,964)

$

(15,494)

$

(13,943)

Professional service fees paid to

related parties

-

(197)

(1,381)

(1,725)

Other general and administrative

(200)

(599)

(1,107)

(1,668)

_____________________________________________________________________________________________

Total operating expenses

(3,331)

(2,760)

(17,982)

(17,336)

_____________________________________________________________________________________________

Other income:

Interest income

56

25

248

70

Gain on sale of property

-

-

-

3,000

_____________________________________________________________________________________________

Total other income

56

25

248

3,070

_____________________________________________________________________________________________

Net loss

$

(3,275)

$

(2,735)

$

(17,734)

$

(14,266)

_____________________________________________________________________________________________

Loss per common share – basic

Nil

Nil

Nil

Nil

_____________________________________________________________________________________________

Weighted average common shares

outstanding – basic

17,277,080

16,760,415

17,225,981

16,721,038

_____________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

.

Silver Butte Co., Inc.

Statements of Cash Flows for the Nine Months ended May 31, 2006 and 2005- Unaudited

2006

2005

__________________________________________________________________________________________

Cash flows from operating activities:

Net loss

$

(17,734)

$

(14,266)

Adjustments to reconcile net loss to net cash

  used by operating activities:

Gain on sale of property

-

(3,000)

Change in:

Accounts payable

-

2,263

Accounts payable to related party

(693)

2,125

__________________________________________________________________________________________

Net cash used by operating activities

(18,427)

(12,878)

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

12,573

(3,378)

Cash and cash equivalents, beginning of period

5,558

15,593

__________________________________________________________________________________________

Cash and cash equivalents, end of period

$

18,131

$

12,215

__________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc.

Notes to Financial Statements - Unaudited

1.  Basis of Presentation

The financial statements of Silver Butte Co., Inc. (“the Company”) included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading.   These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended August 31, 2005, included in the Company’s Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.   The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended August 31, 2006.

2.  Description of Business

Silver Butte Co., Inc. is a Nevada corporation, and the successor of Silver Butte Mining Company, an Idaho corporation, that was incorporated on January 19, 1965.  The Company was originally organized to explore, acquire, and develop mineral properties and rights primarily in Idaho.  However, the Company’s exploration activities never developed any commercial ore deposits. During prior years, the Company made a strategic decision to abandon or sell its mineral properties and rights, and favorably position itself to seek other profitable business opportunities.

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

On December 15, 2005, Delaine Hess Gruber resigned as a director of the Company, and Edward C. Wert filled the vacant Board position on March 1, 2006.

Financial Condition and Liquidity

During the nine month period ended May 31, 2006, the Company used $18,427 of cash for operating activities, compared to $12,878 used for operating activities in the nine months ended May 31, 2005. During the nine months ended May 31, 2005, the Company received $3,500 from the sale of 350,000 shares of its common stock resulting from the exercise of warrants, and $6,000 from the sale of property.

During the nine months ended May, 31, 2006, the Company had a private placement offering for the sale of 833,884 shares of the Company’s common stock at a price of $0.06 per share.  No warrants were granted in connection with this offering. Through March 1, 2006, 516,665 shares had been sold for total proceeds of $31,000, at which time the offering was closed.  Proceeds from this offering will be used to finance ongoing operations.  Management anticipates that existing cash reserves will provide sufficient operating capital for the next twelve months.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was performed by the Company's President and Secretary/ Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Secretary/Treasurer concluded that disclosure controls and procedures were effective as of May 31, 2006, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the three month period ended May 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

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

SILVER BUTTE CO., INC.

(Registrant)

By:      /s/ Terry McConnaughey

Terry McConnaughey, President and Director

Date:  June 30, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By         /s/ Robert J. Evans

Robert J. Evans, Secretary/Treasurer and Director

Date:  June 30, 2006

11