Form 10KSB
period 2006-08-31
SILVER BUTTE MINING CO
filed 2006-11-20
CIK 90310

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

 [X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant based on the average bid and ask price as of October 26, 2006, was approximately $3,387,000. For purposes of this disclosure, shares of stock held by persons who hold more than 5% of the outstanding shares of common stock, and shares held by officers and directors of the Registrant have been excluded, because such persons may be deemed to be affiliates.

The number of outstanding shares of the Registrant’s par value $0.001 common stock on October 26, 2006, was 17,743,746.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Table of Contents

PART I

3

ITEM 1.  DESCRIPTION OF BUSINESS

3

ITEM 2.  DESCRIPTION OF PROPERTY

4

ITEM 3.  LEGAL PROCEEDINGS

4

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

4

PART II

5

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

5

ITEM  7.  FINANCIAL  STATEMENTS

7

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  15

ITEM 8A.  CONTROLS AND PROCEDURES

15

ITEM 8B.  OTHER INFORMATION

15

PART III

16

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  16

ITEM 10. EXECUTIVE COMPENSATION

17

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

18

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

18

ITEM 13.  EXHIBITS

18

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

19

SIGNATURES

20

SILVER BUTTE CO., INC.

Form 10KSB  August 31, 2006

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

General

Silver Butte Mining Co., Inc. (“SIBM”) was incorporated under the laws of the State of Idaho on January 19, 1965, and was a mining company in the exploration stage from its inception until it decided to abandon its status as an exploration stage enterprise by ceasing all exploration activities in 1994. SIBM was previously engaged in exploring for non-ferrous and precious metals, principally silver and lead. However, SIBM was unable to develop any commercial ore deposits, following many years of extensive exploration through geologic sampling and mapping, core drilling, and tunneling.

During an annual meeting of shareholders held on February 4, 2004, a merger with Silver Butte Company was ratified. Silver Butte Co., Inc. was incorporated in the state of Nevada on March 4, 2004.  The merger became effective on March 4, 2004, upon filing the Articles of Merger with the respective states.  On that date, the Registrant merged into its wholly-owned Nevada subsidiary and changed its corporate domicile from the state of Idaho to the state of Nevada. Throughout this report reference to “the Registrant” includes the Idaho corporation, prior to the merger, and the Nevada corporation subsequent to the merger.

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

SILVER BUTTE CO., INC.

Form 10KSB  August 31, 2006

The Registrant’s executive offices are located at 520 Cedar Street, Sandpoint, ID 83864.  The mailing address is 520 Cedar Street, Sandpoint, ID 83864.

Employees

The Registrant currently has no full-time employees. The Registrant intends to utilize the services of outside consultants.

Regulation

Environmental Matters

The Company has owned mineral property interests on certain public and private lands in Idaho. The Company’s properties have been subject to a variety of federal and state regulations governing land use and environmental matters. The Company’s management has engaged consultants to review the potential environmental impacts of its prior mineral exploration and development activities and believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company. However, the possibility exists that the Company may be subject to environmental liabilities associated with its prior activities in the unforeseeable future, although the likelihood of such is deemed remote and the amount and nature of the liabilities is impossible to estimate.

ITEM 2.  DESCRIPTION OF PROPERTY

As of August 31, 2006, the Registrant held only the mineral rights of 6 patented mining claims covering approximately 165 acres situated in Sections 1, Township 55 North, Range 2 West Boise Meridian, and Sections 5, 6 and 8, Township 55 North, Bonner County, Idaho.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending August 31, 2006.

SILVER BUTTE CO., INC.

Form 10KSB  August 31, 2006

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)

Market information.  The Registrant’s common stock is quoted by the Over The Counter/Bulletin Board (OTC/BB) Quotation System under the symbol SIBM.  The following table sets forth the range of high and low bid prices as reported by OTC/BB Quotation System for the periods indicated.  These over-the-counter bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	August 31, 2006		August 31, 2005
	High	Low	High	Low
First Quarter	$0.15	$0.09	$0.11	$0.08
Second Quarter	0.17	0.10	0.18	0.08
Third Quarter	0.50	0.10	0.18	0.10
Fourth Quarter	0.39	0.24	0.12	0.09

b)

As of October 26, 2006, there were approximately 1,139 holders of record of the Registrant's Common Stock.

c)

The Registrant has paid no dividends and proposes none for the foreseeable future.  Accordingly, it has no plans to pay dividends even if funds are available, as to which there is no assurance.  There are no restrictions on the Registrant's ability to pay dividends.

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

SILVER BUTTE CO., INC.

Form 10KSB  August 31, 2006

Management of the Registrant, while not especially experienced in matters relating to the new business of the Registrant, will rely primarily upon their own efforts to accomplish the business purposes of the Registrant.

Financial Condition and Liquidity

The Company had a cash balance of $15,078 and working capital of $14,995 at August 31, 2006.   Operating costs for the ensuing fiscal year is estimated to be $20,000, and no revenue from operations is anticipated.

During the year ended August 31, 2006, the Company used $21,480 of cash for operating activities, compared to $19,985 used for operating activities in the year ended August 31, 2005. During the year ended August 31, 2006, the Company received $31,000 from the sale of 516,665 common shares, at a price of $0.06 per share, in a private placement offering.

During the year ended August 31, 2005, the Company sold its one acre of deeded land for $6,000 and recognized a gain from the sale of $3,000.  The Company also received $3,500 from the sale of 350,000 shares of its common stock resulting from the exercise of warrants.

Subsequent to the year ended August 31, 2006, during September and October of 2006, the Company had a private placement offering for the sale of 600,000 common shares of the Company’s common stock, at a price $0.06 per share for cash only. No warrants were granted in connection with this offering.  As of October 26, 2006, 466,666 shares had been sold for a total of $28,000.  Proceeds from this offering will be used to finance ongoing operations.

SILVER BUTTE CO., INC.

Form 10KSB  August 31, 2006

ITEM  7.  FINANCIAL  STATEMENTS

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors

Silver Butte Co, Inc.

Sandpoint, Idaho

We have audited the accompanying balance sheets of Silver Butte Co., Inc. as of August 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Butte Co., Inc. as of August 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ LeMaster & Daniels PLLC

Spokane, Washington

October 26, 2006

SILVER BUTTE CO., INC.

Form 10KSB  August 31, 2006

Silver Butte Co., Inc.

Balance Sheets

August 31, 2006 and 2005

2006

2005

ASSETS

Current assets:

Cash and cash equivalents

$

            15,078

$

              5,558

Total assets

$

            15,078

$

              5,558

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

83

$

-

Accounts payable to related parties

                       -

                   893

Total current liabilities

                   83

                   893

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000

shares authorized, none issued or outstanding

Common stock, $0.001 par value; 300,000,000

shares authorized; 17,277,080 and 16,760,415

shares issued and outstanding at August 31, 2006

and 2005, respectively

17,277

16,760

Additional paid-in capital

882,992

852,509

Accumulated deficit

           (885,274)

           (864,604)

Total stockholders’ equity

               14,995

               4,665

Total liabilities and stockholders’ equity

$

            15,078

$

             5,558

The accompanying notes are an integral part of these financial statements.

SILVER BUTTE CO., INC.

Form 10KSB  August 31, 2006

Silver Butte Co., Inc.

Statements of Operations

Years ended August 31, 2006 and 2005

2006

2005

Operating expenses:

Professional service fees

$

(18,150)

$

(15,971)

Professional service fees paid to related parties

(1,381)

(2,075)

Other general and administrative expenses

           (1,434)

           (1,683)

Total operating expenses

         (20,965)

         (19,729)

Other income:

Interest income

295

88

Gain on sale of property

-

3,000

Gain on sale of equipment

                   -

               450

Total other income

               295

            3,538

Net loss

$

       (20,670)

$

       (16,191)

Loss per common share-basic

                Nil

                Nil

Weighted average common shares outstanding-basic

17,238,861

16,730,963

The accompanying notes are an integral part of these financial statements.

SILVER BUTTE CO., INC.

Form 10KSB  August 31, 2006

Silver Butte Co., Inc.

Statement of Changes in Stockholders’ Equity

Years ended August 31, 2006 and 2005

Additional

Total

Common stock

Paid-In

Accumulated

Stockholders'

Shares

Amount

Capital

Deficit

Equity

Balances, August 31, 2004

16,410,415

$

16,410

$

849,359

$

(848,413)

$

17,356

Issuance of common stock

for cash

350,000

350

3,150

3,500

Net loss

         (16,191)

         (16,191)

Balances, August 31, 2005

16,760,415

16,760

852,509

(864,604)

4,665

Issuance of common stock

for cash

516,665

517

30,483

31,000

Net loss

         (20,670)

         (20,670)

Balances, August 31, 2006

   17,277,080

$

        17,277

$

      882,992

$

     (885,274)

$

        14,995

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc.

Statements of Cash Flows

Years ended August 31, 2006 and 2005

2006

2005

Cash flows from operating activities:

Net loss

$

(20,670)

$

(16,191)

Non-cash elements included in net loss:

Gain on sale of property

-

(3,000)

Gain on sale of equipment

-

(450)

Changes in assets and liabilities:

Increase in accounts payable

83

-

Decrease in accounts payable to related parties

                     (893)

              (344)

Net cash used by operating activities

                (21,480)

         (19,985)

Cash flows from investing activities:

Proceeds from sale of property

-

6,000

Proceeds from the sale of equipment

                          -

               450

Net cash provided by investing activities

                          -

            6,450

Cash flows from financing activities:

Proceeds from sale of common stock

                 31,000

            3,500

Net cash provided by financing activities

                 31,000

            3,500

Net change in cash and cash equivalents

9,520

(10,035)

Cash and cash equivalents, beginning of year

                   5,558

          15,593

Cash and cash equivalents, end of year

$

               15,078

$

          5,558

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc.

Notes to Financial Statements

1.

Description of Business

Silver Butte Co., Inc. was incorporated in the state of Nevada on March 4, 2004, and is the successor of Silver Butte Mining Company, an Idaho corporation incorporated on January 19, 1965. Throughout this report reference to “the Company” may include the Idaho corporation, prior to the merger, and the Nevada corporation subsequent to the merger.

The Company was originally organized to explore, acquire, and develop mineral properties and rights primarily in Idaho. However, the Company’s exploration activities never developed any commercial ore deposits, and the Company decided to abandon or sell its mineral properties and rights, and favorably position itself to seek other profitable business opportunities.

2.

Summary of Significant Accounting Policies

Cash Equivalents

Highly liquid short-term investments with a remaining maturity when purchased of three months or less are classified as cash equivalents. The Company deposits its cash and cash equivalents in high quality financial institutions.

Mineral Properties

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

Environmental Matters

The Company has owned mineral property interests on certain public and private lands in Idaho. The Company’s properties have been subject to a variety of federal and state regulations governing land use and environmental matters. The Company’s management has engaged consultants to review the potential environmental impacts of its prior mineral exploration and development activities and believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company. However, the possibility exists that the Company may be subject to environmental liabilities associated with its prior activities in the unforeseeable future, although the likelihood of such is deemed remote and the amount and nature of the liabilities is impossible to estimate.

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

Silver Butte Co., Inc.

Notes to Financial Statements, continued:

2.  Summary of Significant Accounting Policies, continued :

Net Loss Per Share

Basis loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year, and does not include the impact of any potentially dilutive common stock equivalents. Potential common shares are not included in the computation of loss per share, if their effect is antidilutive. At August 31, 2006 and 2005, the Company had no potential common shares, and only basic loss per share is reported for the years then ended.

Fair Values of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents and payables approximated their fair values as of August 31, 2006 and 2005.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

3.

Property

On February 2, 2005, the Company sold its one acre of deeded land for $6,000 in cash, which was the fair market price of the property as of the date of sale, and recognized a gain of $3,000 on the sale. The Company currently owns mineral rights of six patented mining claims and various mining equipment, all of which has been fully written down, or fully depreciated, in prior years.

4.

Income Taxes

At August 31, 2006 and 2005, the Company had deferred tax assets of approximately $199,000 and $190,000, respectively, arising from net operating loss carryforwards. Management has determined that it is more likely than not that these deferred tax assets will not be realized, and therefore a valuation allowance equal to the full amount of the deferred tax asset has been established at both August 31, 2006 and 2005.  For the years presented, the effective income tax rate differed from the expected rate because of the effects of annual changes in the deferred income tax asset valuation allowance.  Changes in the valuation allowance relate only to the corresponding change in the deferred income tax asset for those years.  At August 31, 2006, the Company has tax basis net operating loss carryforwards totaling approximately $475,000, which expire in the years 2007 through 2026.

5.

Related Party Transactions

At August 31, 2005, accounts payable to related parties is comprised of accounting services of $350, respectively, owed to a company owned by Delaine Hess Gruber (a former director and stockholder).  During the years ended August 31, 2006 and 2005, professional service fees is comprised of accounting services paid or accrued to Ms Gruber of $1,381 and $1,962, respectively.

Silver Butte Co., Inc.

Notes to Financial Statements, continued:

6.

Equity

Common Stock

The Company has 300,000,000 authorized shares of $0.001 par value common stock.

Preferred Stock

The Company has 10,000,000 authorized shares of $0.001 par value preferred stock.  No shares of preferred stock had been issued at August 31, 2006 or 2005.

Warrants

During the year ended August 31, 2005, the Company received $3,500 from the exercise of outstanding warrants to purchase 350,000 shares of common stock at $0.01. No warrants remain outstanding.

Private Placement

In September 2005, the Company offered 833,884 shares of the Company’s common stock for sale in a private placement, at a price of $0.06 per share, of which 516,665 shares were sold for total proceeds of $31,000.  No warrants were granted in connection with this offering.  Proceeds will be used to finance ongoing operations.

2006 Private Placement

Subsequent to year end, in September 2006, the Company had a private placement offering for the sale of 600,000 shares of the Company’s common stock, at a price of $0.06 per share for cash only.  No warrants were granted in connection with this offering.  As of October 26, 2006, 466,666 shares had been sold for total proceeds of $28,000.  Proceeds from this offering will be used to finance ongoing operations.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

An evaluation was performed by The Company's President and Secretary/ Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the president and secretary/treasurer concluded that disclosure controls and procedures were effective as of August 31, 2006, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the year ended August 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identification of Directors and Executive Officers are as follows:

Name	Age	Affiliation with Registration	Expiration of Term
Terry McConnaughey	71	President, Director	Annual meeting
Joseph Zinger	66	Vice President, Director	Annual meeting
Robert J. Evans	81	Secretary/Treasurer, Director	Annual meeting
Wayne Hohman	66	Director	Annual meeting
Edward C. Wert	60	Director	Annual meeting

Business Experience of Directors and Executive Officers

John T. (Terry) McConnaughey:  Mr. McConnaughey was Sagle Fire District Commissioner from 1998 to 2000.  In 2001, he was appointed to Sandpoint Airport Advisory as Director for a four (4) year term.  Mr. McConnaughey became a member of the board of directors of Silver Butte in 1996, and was elected President in March 2001.

Elmer J. (Joe) Zinger, Vice President:  Mr. Zinger has been employed as a construction foreman at Hidden Lakes Golf Course since 1991.  Mr. Zinger was appointed to the Board of Directors of Silver Butte in 1992, and elected Vice President in 2001.

Robert J. Evans, Secretary/Treasurer:  Mr. Evans has been a director of the Company for the past 21 years and secretary/treasurer of the Company for the past 13 years.

Wayne A. Hohman, Director:  Mr. Hohman retired from teaching in 1996 after twenty-nine years, and then became involved in land and timber management.   He was appointed to the Board of Directors in 1996.

Edward C. Wert  Mr. Wert was appointed as a director on March 1, 2006. Mr. Wert was a school teacher for 27 years at West Valley School District, and is presently retired and living in Sagle, Idaho. Mr. Wert has also served on the Schweitzer Mountain Ski Patrol for the last 30 years.

Delaine Hess Gruber  Ms. Hess resigned as a director on December 15, 2005.

The Board of Directors has no standing audit, nominating or compensation committees.  The entire board performs the function of each of these committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Officers, directors, and beneficial owners of 10% or more of the Company's common stock are required to timely file the reports required by section 16(a) of the Exchange Act. To the Company’s knowledge, the required Forms 3, 4, and 5 have been filed, although not all have been filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended August 31, 2006, 2005, and 2004 compensation paid by the Company to executives for work performed for the benefit of the Company. The Company has provided no stock options, warrants, or stock appreciation rights.  There are no other employment contracts or incentive pay agreements with the officers and/or directors, who are paid on an hourly basis for work performed according to the terms and rates approved by the Board of Directors.

		Annual Compensation			Long Term Compensation
Name/Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Options SARS (#)	LTIP payouts ($)	All Other Compensation
Terry McConnaughey, Pres, Dir.	2004	---	---	---	---	---	---
Terry McConnaughey, Pres, Dir.	2005	---	---	---	---	---	---
Terry McConnaughey, Pres, Dir	2006	---	---	---	---	---	---

E. Joseph Zinger, Vice Pres, Dir.	2004	---	---	---	---	---	---
E. Joseph Zinger, Vice Pres, Dir	2005	---	---	---	---	---	---
E. Joseph Zinger, Vice Pres, Dir.	2006	---	---	---	---	---	---

Robert J. Evans, Sec/Treas, Dir.	2004	---	---	---	---	---	---
Robert J. Evans, Sec/Treas, Dir	2005	---	---	---	---	---	---
Robert J. Evans, Sec/Treas, Dir.	2006	---	---	---	---	---	---

Wayne Hohman, Director	2004	---	---	---	---	---	---
Wayne Hohman, Director	2005	---	---	---	---	---	---
Wayne Hohman, Director	2006	---	---	---	---	---	---

Delaine Hess Gruber, Director	2004	---	---	---	---	---	---	448[1] 8,205[2]
Delaine Hess Gruber, Director	2005	---	---	---	---	---	---	1,962[2]
Delaine Hess Gruber, Director	2006	---	---	---	---	---	---	1,381[2[

[1] Columbia Stock Transfer was paid $448 during the four month period ended December 31, 2003.  The president of Columbia Stock Transfer was Delaine Hess Gruber until December 31, 2003.

[2 The Company paid or accrued Delaine Hess Gruber C.P.A. accounting firm $1,381, 1,962, and $8,205, for services during the years ended August 31, 2006, 2005, and 2004, respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

Security ownership of certain beneficial owners:  Two persons of record own more than 5% of the Company's Common Stock as follows:

.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (1)
Common Stock	Terrence Dunne	2,600,000	14.65%
Common Stock	Patrick Power	1,840,000	10.37%

(1)   based upon 17,743,746 total common shares outstanding as of October 26, 2006

(b)

Security ownership of management:

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (1)
Common Stock	Terry McConnaughy	823,122	4.64%
Common Stock	Joseph Zinger	632,333	3.56%
Common Stock	Robert J. Evans	507,333	2.86%
Common Stock	Wayne Hohman	627,167	3.53%
Common Stock	Edward C. Wert	130,878	0.74%
Common Stock	Directors and Executive Officers as a Group	2,720,833	15.33%

(1)   based upon 17,743,746 total common shares outstanding as of October 26, 2006

(c)

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In addition to the related transactions described in the preceding section of the document, see Note 5 to the Financial Statements.

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

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, McConnaughey

32.2:

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Evans

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended August 31, 2006 and 2005 and the review for the financial statements included in the Company’s quarterly reports on Form 10-QSB during those fiscal years were $14,800 and $13,300, respectively.

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

All Other Fees

The Company incurred no other fees during the last two fiscal years for products and services rendered by the Company’s principal accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE CO., INC.

(Formerly Silver Butte Mining Company)

(Registrant)

By:  /s/Terry McConnaughey

Terry McConnaughey, President and Director

Date:  October 31, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Robert J. Evans

Robert J. Evans, Secretary/Treasurer and Director

Date:  October 31, 2006

20