Form 10QSB
period 2006-11-30
SILVER BUTTE MINING CO
filed 2007-01-16
CIK 90310

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period November 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At January 9, 2007, 17,743,746 shares of the Company’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one);  Yes   [  ]       No     [X]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

SILVER BUTTE CO., INC.

TABLE OF CONTENTS

PART I.

3

ITEM 1.  FINANCIAL INFORMATION

3

Balance Sheets, November 30 2006 (Unaudited) and August 31, 2006

3

Statements of Operations for the three months ended November 30, 2006 and 2005 - Unaudited

4

Statements of Cash Flows for the three months ended November 30, 2006 and 2005 - Unaudited

5

Notes to Financial Statements - Unaudited

6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

7

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued:

8

ITEM 3. CONTROLS AND PROCEDURES

8

PART II

8

ITEM 1. LEGAL PROCEEDINGS

8

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  8

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

ITEM 5. OTHER INFORMATION

8

ITEM 6. EXHIBITS

9

PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Co., Inc.

Balance Sheets, November 30 2006 (Unaudited) and August 31, 2006

November 30

2006

August 31,

(unaudited)

2006

ASSETS

Current assets:

Cash and cash equivalents

$

        40,066

$

         15,078

Total assets

$

        40,066

$

         15,078

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

        10,800

$

                83

Total current liabilities

          10,800

                  83

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares

authorized, none issued and outstanding

Common stock, $0.001 par value; 300,000,000

shares authorized, 17,743,746 and 17,277,080 shares

issued and outstanding at November 30 2006 and

August 31, 2006, respectively

17,744

17,277

Additional paid-in capital

910,525

882,992

Accumulated deficit

       (899,003)

       (885,274)

Total stockholders’ equity

          29,266

          14,995

Total liabilities and stockholders’ equity

$

        40,066

$

         15,078

The accompanying notes are an integral part of these financial statements.

.

Silver Butte Co., Inc.

Statements of Operations for the three months ended November 30, 2006 and 2005 - Unaudited

2006

2005

Operating expenses:

Professional service fees

$

13,784

$

9,246

Professional service fees paid to related parties

-

976

Other general and administrative

              62

            139

Total operating expenses

13,846

10,361

Other income:

Interest and dividend income

            117

              95

Net loss

$

     13,729

$

     10,266

Loss per common share – basic

             Nil

             Nil

Weighted average common shares outstanding – basic

17,655,285

17,123,784

:

The accompanying notes are an integral part of these financial statements.

.

Silver Butte Co., Inc.

Statements of Cash Flows for the three months ended November 30, 2006 and 2005 - Unaudited

2006

2005

Cash flows from operating activities:

Net loss

$

(13,729)

$

(10,266)

Adjustments to reconcile net loss to net cash

  used in operating activities:

Increase in:

Accounts payable

10,717

9,246

Accounts payable to related party

                   -

            557

Net cash used by operating activities

           (3,012)

           (463)

Cash flows from financing activities:

Proceeds from sale of common stock

          28,000

       31,000

Net cash provided by financing activities

          28,000

       31,000

Net increase in cash and cash equivalents

24,988

30,537

Cash and cash equivalents, beginning of period

          15,078

         5,558

Cash and cash equivalents, end of period

$

        40,066

$

     36,095

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc.

Notes to Financial Statements - Unaudited

1.  Basis of Presentation

The financial statements of Silver Butte Co., Inc. (“the Company”) included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended August 31, 2006, included in the Company’s Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.   The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended August 31, 2007.

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

Plan of Operation

The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who desire to seek the perceived advantages of a publicly registered corporation.  The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

The Company may seek a business opportunity with entities which have recently commenced operations, or wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  The Company may acquire assets and establish wholly-owned subsidiaries in various businesses, or acquire existing businesses as subsidiaries.  Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Financial Condition and Liquidity

During the three month period ended November 30 2006, the Company used $3,012 of cash for operating activities, compared to $463 used for operating activities during the three months ended November 30, 2005.

During the first quarter ended November 30, 2006, the Company had a private placement offering for the sale of 600,000 shares of the Company’s common stock at a price of $0.06 per share for cash only. No warrants were granted in connection with this offering. Through November 30, 2006, 466,666 shares were sold for total proceeds of $28,000.  Proceeds from this offering will be used to finance ongoing operations.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was performed by The Registrant's President and Secretary/ Treasurer of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on that evaluation, the president and secretary/treasurer concluded that disclosure controls and procedures were effective as of November 30, 2006, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the three month period ended November 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended November 30, 2006, the Company had a private placement offering for the sale of 600,000 shares of the Company’s common stock at a price of $0.06 per share for cash only. No warrants were granted in connection with this offering. Through November 30, 2006, 466,666 shares were sold for total proceeds of $28,000.  Proceeds from this offering will be used to finance ongoing operations.

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

Date:  January 12, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By         /s/ Robert J. Evans

Robert J. Evans, Secretary/Treasurer and Director

Date:  January 12, 2007

10