Form 10QSB
period 2007-02-28
SILVER BUTTE MINING CO
filed 2007-04-16
CIK 90310

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2007 Estimated average burden hours per response 135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period February 28, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At April 2, 2007, 17,743,746 shares of the Company’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one);  Yes   [  ]       No     [X]

SEC 2334 (4-07)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

SILVER BUTTE CO., INC.

TABLE OF CONTENTS

PART I.

3

ITEM 1.  FINANCIAL INFORMATION

3

Balance Sheets, February 28, 2007 (unaudited) and August 31, 2006

3

Statements of Operations for Three months and Six Months

4

Ended February 28, 2007 and 2006 - unaudited

4

Statements of Cash Flows for the six months ended February 28, 2007 and 2006 - unaudited

5

Notes to Financial Statements - Unaudited

6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

7

ITEM 3.  CONTROLS AND PROCEDURES

8

PART II

8

ITEM 1.

LEGAL PROCEEDINGS

8

 ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

8

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

8

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

ITEM 5.

OTHER INFORMATION

8

ITEM 6.

EXHIBITS

9

PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Co., Inc.

Balance Sheets, February 28, 2007 (unaudited) and August 31, 2006

February 28,

2007

August 31,

(unaudited)

2006

ASSETS

Current assets:

Cash and cash equivalents

$

        25,079

$

        15,078

Total assets

$

        25,079

$

        15,078

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$

             285

$

               83

Total current liabilities

               285

                 83

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares

authorized, none issued and outstanding

Common stock, $0.001 par value; 300,000,000

shares authorized, 17,743,746 and 17,277,080 shares

issued and outstanding at February 28, 2007, and

August 31, 2006, respectively

17,744

17,277

Additional paid-in capital

910,525

882,992

Accumulated deficit

       (903,475)

       (885,274)

Total stockholders’ equity

          24,794

          14,995

Total liabilities and stockholders’ equity

$

        25,079

$

        15,078

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc.

Statements of Operations for Three months and Six Months

 Ended February 28, 2007 and 2006 - unaudited

  Three Months Ended

Six Months Ended

2/28/2007

  2/28/2006

2/28/2007

  2/28/2006

Operating expenses:

Professional service fees

$

(3,674)

$

(3,117)

$

(17,458)

$

(12,363)

Professional service fees paid to

related parties

-

(405)

-

(1,381)

Other general and administrative

           (904)

           (768)

           (966)

           (907)

Total operating expenses

        (4,578)

        (4,290)

      (18,424)

      (14,651)

Other income:

Interest income

            106

              97

            223

            192

Total other income

            106

              97

            223

            192

Net loss

$

      (4,472)

$

      (4,193)

$

    (18,201)

$

    (14,459)

Loss per common share – basic

             Nil

             Nil

             Nil

             Nil

_____________________________________________________________________________________________

Weighted average common shares

outstanding – basic

17,743,746

17,277,080

17,699,271

17,200,008

_____________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc.

Statements of Cash Flows for the six months ended February 28, 2007 and 2006 - unaudited

2007

2006

Cash flows from operating activities:

Net loss

$

(18,201)

$

(14,459)

Adjustments to reconcile net loss to net cash

  used in operating activities:

Increase in:

Accounts payable

202

470

Accounts payable to related party

                   -

            813

Net cash used by operating activities

         (17,999)

      (13,176)

Cash flows from financing activities:

Proceeds from sale of common stock

          28,000

       31,000

Net cash provided by financing activities

          28,000

       31,000

Net increase in cash and cash equivalents

10,001

 17,824

Cash and cash equivalents, beginning of period

          15,078

         5,558

Cash and cash equivalents, end of period

$

         25,079

$

     23,382

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

Financial Condition and Liquidity

During the six month period ended February 28, 2007, the Company used $17,999 for operating activities, compared to $13,176 used for operating activities during the six months ended February 28, 2006.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures by the Registrant's President and the Secretary/Treasurer. Based on that evaluation, the President and Secretary/Treasurer concluded that disclosure controls and procedures were effective as of February 28, 2007, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the six month period ended February 28, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SILVER BUTTE CO., INC.

(Registrant)

By:      /s/ Terry McConnaughey

Terry McConnaughey, President and a Director

Date:  April 9, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By         /s/ Robert J. Evans

Robert J. Evans, Secretary/Treasurer and a Director

Date:  April 9, 2007

10