Form 10QSB
period 2007-05-31
SILVER BUTTE MINING CO
filed 2007-07-11
CIK 90310

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 136.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission file number:  001-05970

Silver Butte Co., Inc.
(Exact name of registrant as specified in its charter)

Nevada	82-0263301
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Cedar Street, Sandpoint, ID	83864
(Address of principal executive offices)	(Zip Code)

(208) 263-5154
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes  [ X ]    No  [     ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)
Yes  [ X ]    No  [     ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
At June 12, 2007, 17,743,746 shares of the Company’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one);  Yes  [    ]    No  [ X ]

SEC 2334 (10-04)                                Potential persons who are to respond to the collection of information contained in this form are not required to respond, unless the form displays a currently valid OMB control number.

SILVER BUTTE CO., INC.

PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Co., Inc.
Balance Sheets, May 31, 2007 (unaudited) and August 31, 2006

	May 31, 2007	August 31,
	(unaudited)	2006

ASSETS

Current assets:
Cash and cash equivalents	$21,510	$15,078

Total assets	$21,510	$15,078

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,015	$83
Total current liabilities	1,015	83

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000,000
shares authorized, 17,743,746 and 17,277,080 shares
issued and outstanding at May 31, 2007, and
August 31, 2006, respectively	17,744	17,277
Additional paid-in capital	910,525	882,992
Accumulated deficit	(907,774)	(885,274)
Total stockholders’ equity	20,495	14,995

Total liabilities and stockholders’ equity	$21,510	$15,078

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Operations for Three months and Nine MonthsEnded May 31, 2007 and 2006 - unaudited

	Three Months Ended		Nine Months Ended
	5/31/2007	5/31/2006	5/31/2007	5/31/2006

Operating expenses:
Professional service fees	$(3,357)	$(3,131)	$(20,814)	$(15,494)
Professional service fees paid to
related parties	-	-	-	(1,381)
Other general and administrative	(1,007)	(200)	(1,973)	(1,107)

Total operating expenses	(4,364)	(3,331)	(22,787)	(17,982)

Other income:
Interest income	64	56	287	248
Total other income	64	56	287	248

Net loss	$(4,300)	$(3,275)	$(22,500)	$(17,734)

Loss per common share – basic	Nil	Nil	Nil	Nil

Weighted average common shares
outstanding – basic	17,743,746	17,277,080	17,714,259	17,225,981

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Cash Flows for the Nine months ended May 31, 2007 and 2006 - unaudited

	2007	2006

Cash flows from operating activities:
Net loss	$(22,500)	$(17,734)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in:
Accounts payable	932	-
Accounts payable to related party	-	(693)
Net cash used by operating activities	(21,568)	(18,427)

Cash flows from financing activities:
Proceeds from sale of common stock	28,000	31,000
Net cash provided by financing activities	28,000	31,000

Net increase in cash and cash equivalents	6,432	12,573
Cash and cash equivalents, beginning of period	15,078	5,558

Cash and cash equivalents, end of period	$21,510	$18,131

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

Financial Condition and Liquidity
During the nine month period ended May 31, 2007, the Company used $21,568 for operating activities and received proceeds of $28,000 from the sale of unregistered common stock, compared to $18,427 used for operating activities and $31,000 received from the sale of unregistered common stock during the nine months ended May 31, 2006.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures by the Registrant's President and the Secretary/Treasurer. Based on that evaluation, the President and Secretary/Treasurer concluded that disclosure controls and procedures were effective as of May 31, 2007, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the nine month period ended May 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
NONE

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE

ITEM 5.	OTHER INFORMATION
NONE.

ITEM 6.	EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), McConnaughey
Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Evans
Exhibit 32.1– Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, McConnaughey
Exhibit 32.2– Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Evans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE CO., INC.
(Registrant)

By: /s/ Terry McConnaughey
Terry McConnaughey, President and a Director
Date:  June 20, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Robert J. Evans
Robert J. Evans, Secretary/Treasurer and a Director
Date:  June 20, 2007