Form 10KSB
period 2007-08-31
SILVER BUTTE CO., INC.
filed 2007-10-22
CIK 90310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SILVER BUTTE CO., INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	001-05970	82-0263301
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

520 Cedar Street, Sandpoint, ID	83864
(Address of principal executive offices)	(Zip Code)

(208) 263-5154
Issuer’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
Preferred Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes    [    ] No

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
[ X ] Yes    [    ] No

The Registrant generated no revenue for its most recent fiscal year ended August 31, 2007.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.35 per share on October 10, 2007, was approximately $3,700,000. For purposes of this disclosure, shares of stock held by persons who hold more than 5% of the outstanding shares of common stock, and shares held by officers and directors of the Registrant have been excluded, because such persons may be deemed to be affiliates.

The number of outstanding shares of the Registrant’s par value $0.001 common stock on October 10, 2007, was 17,743,746.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

Transitional Small Business Disclosure Format (Check one): Yes [    ]    No [ X ]

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

General

Silver Butte Mining Co., Inc. was incorporated under the laws of the State of Idaho on January 19, 1965, as a mining company engaged in the exploration of non-ferrous and precious metals, principally silver and lead.  The Company was unable to develop any commercial ore deposits following many years of extensive exploration through geologic sampling and mapping, core drilling, and tunneling, and abandoned its status as an exploration stage enterprise by ceasing all exploration activities in 1994.

On February 4, 2004, a merger with Silver Butte Company was ratified, and Silver Butte Co., Inc. was incorporated in the state of Nevada on March 4, 2004. On that date, the Registrant merged into its wholly-owned Nevada subsidiary and changed its corporate domicile from the state of Idaho to the state of Nevada. Throughout this report reference to “the Registrant or Company” includes the Idaho corporation prior to the merger, and the Nevada corporation subsequent to the merger.

The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who, or which, desire to seek the perceived advantages of a publicly registered corporation.  The Company will not restrict its search to any specific business, industry, or geographical location and may participate in a business venture of virtually any kind or nature.

 The Company’s executive offices are located at 520 Cedar Street, Sandpoint, Idaho, 83864, and its mailing address is the same.

Employees

The Company has no full-time employees and utilizes the services of outside consultants.

Regulation

Environmental Matters
The Company has owned mineral property interests on certain public and private lands in Idaho, which were subject to a variety of federal and state regulations governing land use and environmental matters. Management has engaged consultants to review the potential environmental impacts of its prior mineral exploration and development activities, believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company. However, the possibility exists that the Company may be subject to environmental liabilities associated with its prior activities in the unforeseeable future, although the likelihood of such is deemed remote and the amount and nature of the liabilities is impossible to estimate.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company holds mineral rights on one claim in Bonner County, Idaho. The claim is Cleveland Lode in Section 6, Township 55 North, Range 2 West.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending August 31, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)
Market information.  The Company’s common stock is quoted by the Over the Counter/Bulletin Board (OTC/BB) Quotation System under the symbol SIBM.  The following table sets forth the range of high and low bid prices as reported by OTC/BB Quotation System for the periods indicated.  These over-the-counter bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	August 31, 2007		August 31, 2006
	High	Low	High	Low
First Quarter	$0.39	$0.24	$0.15	$0.09
Second Quarter	0.37	0.18	0.17	0.10
Third Quarter	0.21	0.11	0.50	0.10
Fourth Quarter	0.35	0.13	0.39	0.24

b)	As of October 1, 2007, there were approximately 1,140 holders of record of the Company’s common stock.

c)
The Company has paid no dividends and proposes none for the foreseeable future.  Accordingly, it has no plans to pay dividends even if funds are available, as to which there is no assurance.  There are no restrictions on the Company's ability to pay dividends.

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

Financial Condition and Liquidity

The Company had cash and working capital of approximately $14,000 at August 31, 2007.   Operating costs for the ensuing fiscal year is estimated to be approximately $42,000, and no revenue from operations is anticipated. The anticipated source of additional funds to cover next fiscal year’s budget shortage will be from the private placement of common stock to officers and directors.

During the years ended August 31, 2007 and 2006, the Company used $28,516 and $21,480, respectively, of cash for operating activities. During the years ended August 31, 2007 and 2006, the Company received $28,000 and $31,000, respectively, from the sale of common shares in private placement offerings. Proceeds from these offering were used to finance ongoing operations.

ITEM  7.  FINANCIAL  STATEMENTS

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors
Silver Butte Co, Inc.
Sandpoint, Idaho

We have audited the accompanying balance sheets of Silver Butte Co., Inc. as of August 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Butte Co., Inc. as of August 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ LeMaster & Daniels PLLC

Spokane, Washington
October 18, 2007

Silver Butte Co., Inc.
Balance Sheets
August 31, 2007 and 2006

	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$14,562	$15,078

Total assets	$14,562	$15,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,175	$83

Total current liabilities	3,175	83

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000
shares authorized, none issued or outstanding
Common stock, $0.001 par value; 300,000,000
shares authorized; 17,743,746 and 17,277,080
shares issued and outstanding at August 31, 2007
and 2006, respectively	17,744	17,277
Additional paid-in capital	910,525	882,992
Accumulated deficit	(916,882)	(885,274)
Total stockholders’ equity	11,387	14,995

Total liabilities and stockholders’ equity	$14,562	$15,078

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Operations
For the Years ended August 31, 2007 and 2006

	2007	2006

Operating expenses:
Professional service fees	$(27,800)	$(18,150)
Professional service fees paid to related parties	-	(1,381)
Other general and administrative expenses	(4,145)	(1,434)

Total operating expenses	(31,945)	(20,965)

Other income:
Interest income	337	295
Total other income	337	295
Net loss	$(31,608)	$(20,670)
Loss per common share-basic	Nil	Nil
Weighted average common shares outstanding-basic	17,721,691	16,730,963

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Changes in Stockholders’ Equity
For the Years ended August 31, 2007 and 2006

			Additional		Total
	Common stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, August 31, 2005	16,760,415	16,760	852,509	(864,604)	4,665

Issuance of common stock
for cash	516,665	517	30,483		31,000

Net loss				(20,670)	(20,670)
Balances, August 31, 2006	17,277,080	17,277	882,992	(885,274)	14,995

Issuance of common stock
for cash	466,666	467	27,533		28,000

Net loss				(31,608)	(31,608)

Balances, August 31, 2007	17,743,746	$17,744	$910,525	$(916,882)	$11,387

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Cash Flows
For the Years ended August 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net loss	$(31,608)	$(20,670)
Changes in assets and liabilities:
Decrease in accounts payable to related parties	-	(893)
Increase in accounts payable	3,092	83
Net cash used by operating activities	(28,516)	(21,480)
Cash flows from financing activities:
Proceeds from sale of common stock	28,000	31,000
Net cash provided by financing activities	28,000	31,000

Net change in cash and cash equivalents	(516)	9,520
Cash and cash equivalents, beginning of year	15,078	5,558

Cash and cash equivalents, end of year	$14,562	$15,078

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Notes to Financial Statements

1.	Description of Business

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

Environmental Matters
The Company has owned mineral property interests on certain public and private lands in Idaho, and presently holds mineral rights on one claim in Bonner County, Idaho. The claim is Cleveland Lode in Section 6, Township 55 North, Range 2 West.

The Company’s properties have been subject to a variety of federal and state regulations governing land use and environmental matters. The Company’s management has engaged consultants to review the potential environmental impacts of its prior mineral exploration and development activities, believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company. However, the possibility exists that the Company may be subject to environmental liabilities associated with its prior activities in the unforeseeable future, although the likelihood of such is deemed remote and the amount and nature of the liabilities is impossible to estimate.

Income Taxes
The Company accounts for income taxes using the asset and liability approach for financial accounting and income tax reporting based on enacted tax rates. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Silver Butte Co., Inc.
Notes to Financial Statements, continued:

2.	Summary of Significant Accounting Policies, continued:

Net Loss Per Share
Basis loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year, and does not include the impact of any potentially dilutive common stock equivalents. Potential common shares are not included in the computation of loss per share, if their effect is antidilutive. At August 31, 2007 and 2006, the Company had no potential common shares, and only basic loss per share is reported for the years then ended.

Fair Values of Financial Instruments
The carrying amounts of financial instruments, including cash and cash equivalents and payables approximated their fair values at August 31, 2007 and 2006.

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

3.	Income Taxes

Deferred tax assets from net operating loss carryforwards were approximately $171,000 and $162,000, respectively, for the years ended August 31, 2007 and 2006. Deferred tax assets were calculated assuming a 34% marginal tax rate, and prior years are adjusted to reflect enacted tax rates expected to be in effect when taxes are actually paid or recovered. Management believes it is more likely than not that these deferred tax assets will not be realized, and therefore a valuation allowance equal to the full amount of the deferred tax asset has been established. At August 31, 2007, the Company had tax basis net operating loss carryforwards totaling approximately $504,000, which expire through 2027.

4.	Stockholders’ Equity

Private Placement
In September 2006, the Company offered 600,000 shares of the Company’s common stock for sale in a private placement, at a price of $0.06 per share, of which 466,666 shares were sold for total proceeds of $28,000.  No warrants were granted in connection with this offering, and proceeds were used to finance ongoing operations.

5.	Subsequent Event

In September 2007, the Board of Directors authorized the possible future issuance of 375,000 common shares to Board members and a consultant, which would be issued as compensation for their services, if, and when, the specified future event occurs.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

An evaluation was performed by the Company's President and Secretary/Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Secretary/Treasurer concluded that disclosure controls and procedures were effective at August 31, 2007, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the year ended August 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM  9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors and Executive Officers are as follows:

Name	Age	Affiliation with Registrant	Expiration of Term
Terry McConnaughey	72	President, Director	Annual meeting
Joseph Zinger	67	Vice President, Director	Annual meeting
Robert J. Evans	82	Secretary/Treasurer, Director	Annual meeting
Wayne Hohman	67	Director	Annual meeting
Edward C. Wert	61	Director	Annual meeting

Business Experience of Directors and Executive Officers

John T. (Terry) McConnaughey:  Mr. McConnaughey was Sagle Fire District Commissioner from 1998 to 2000.  In 2001, he was appointed to Sandpoint Airport Advisory as Director for a four (4) year term.  Mr. McConnaughey became a member of the Board of Directors in 1996, and was elected President in March 2001.

Elmer J. (Joe) Zinger, Vice President:  Mr. Zinger has been employed as a construction foreman at Hidden Lakes Golf Course since 1991.  Mr. Zinger was appointed to the Board of Directors in 1992, and elected Vice President in 2001.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Each reporting person who failed to file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year on a timely basis was as follows:

Name	Position	Number of late reports	Number of Transactions not Reported timely
Terry McConnaughey	Director & President	1	1
Robert J. Evans	Director & Sec/Treas	7	7
Joseph Zinger	Director & Vice Pres	8	8
Wayne Hohman	Director	18	18

ITEM  9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, continued

Section 16(a) Beneficial Ownership Reporting Compliance, continued:

The individuals identified above timely sent their reports to the Company’s Edgarizing service, but the late filing of reports under Section 16(a) was due to the inability of the service to locate the “proper filing codes” to file Form 4s for the individuals.  The Company hired a new Edgarizing service, which was able to locate the proper filing codes, and the reports were filed, but were technically considered “late filings”.

ITEM 10. EXECUTIVE COMPENSATION

No executives or directors were compensated by the Company for the fiscal years ended August 31, 2007, 2006, or 2005 for work performed that is required to be reported. In addition, the Company provided no stock options, warrants, or stock appreciation rights, and there are no employment contracts or incentive pay agreements with any officer or director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners: Two persons of record own more than 5% of the Company's Common Stock as follows:
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Terrence Dunne	2,600,000 direct	14.65%
Common Stock	Patrick Powers	1,840,000 direct	10.37%

(1)   based upon 17,743,746 total common shares outstanding as of October 10, 2007

(b)	Security ownership of management:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Terry McConnaughey, Sandpoint, Idaho	823,122	4.64%
Common Stock	Joseph Zinger, Sandpoint, Idaho	632,333	3.56%
Common Stock	Robert J. Evans, Ponderay, Idaho	507,333	2.86%
Common Stock	Wayne Hohman, Post Falls, Idaho	627,167	3.53%
Common Stock	Edward C. Wert, Spokane, Washington	130,878	0.74%
Common Stock	Directors and Executive Officers as a Group	2,720,833	15.33%

(1)   based upon 17,743,746 total common shares outstanding as of October 10, 2007

(c)	No arrangements are in place for a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended August 31, 2007 and 2006 and the review for the financial statements included in the Company’s quarterly reports on Form 10-QSB during those fiscal years were $18,000 and $14,800, respectively.

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

SILVER BUTTE CO., INC.
(Registrant)

By:  /s/Terry McConnaughey
Terry McConnaughey, President and Director

Date:  October 19, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Robert J. Evans
Robert J. Evans, Secretary/Treasurer and Director

Date:  October 19, 2007