Form 10QSB
period 2007-11-30
SILVER BUTTE CO., INC.
filed 2008-01-14
CIK 90310

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 136.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period November 30, 2007

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Yes    [ X ]    No   [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At January 3, 2008, 17,827,079 shares of the Company’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one);
Yes   [    ]    No   [ X ]

SILVER BUTTE CO., INC.

PART I.

ITEM 1. FINANCIAL INFORMATION

Silver Butte Co., Inc.
Balance Sheets, November 30, 2007 (unaudited) and August 31, 2007

	November 30, 2007 (unaudited)	August 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$3,758	$14,562

Total assets	$3,758	$14,562

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,033	$3,175
Total current liabilities	3,033	3,175

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000,000
shares authorized; 17,827,079 and 17,743,746 shares
issued and outstanding at November 30, 2007, and
August 31, 2007, respectively	17,749	17,744
Additional paid-in capital	915,520	910,525
Accumulated deficit	(932,544)	(916,882)
Total stockholders’ equity	725	11,387

Total liabilities and stockholders’ equity	$3,758	$14,562

The accompanying notes are an integral part of these financial statements.

.
Silver Butte Co., Inc.
Statements of Operations for the three months ended November 30, 2007 and 2006 - unaudited

	2007	2006
Operating expenses:
Professional service fees	$15,028	$13,784
Other general and administrative	646	62
Total operating expenses	15,674	13,846

Other income:
Interest	12	117

Net loss	$15,662	$13,729

Loss per common share – basic	Nil	Nil

Weighted average common shares outstanding – basic:	17,744,672	17,655,285

:

.
The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Cash Flows for the three months ended November 30, 2007 and 2006 - unaudited

	2007	2006

Cash flows from operating activities:
Net loss	$(15,662)	$(13,729)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in:
Accounts payable	(142)	10,717
Net cash used by operating activities	(15,804)	(3,012)

Cash flows from financing activities:
Proceeds from sale of common stock	5,000	28,000
Net cash provided by financing activities	5,000	28,000

Net increase in cash and cash equivalents	(10,804)	24,988
Cash, beginning of period	14,562	15,078

Cash, end of period	$3,758	$40,066

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Notes to Financial Statements - Unaudited

1.  Basis of Presentation

The financial statements of Silver Butte Co., Inc. (“the Company”) included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended August 31, 2007, included in the Company’s Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.   The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended August 31, 2007.

2.  Description of Business

Silver Butte Co., Inc. was incorporated in the state of Nevada on March 4, 2004, and is the successor of Silver Butte Mining Company, which was incorporated in Idaho in 1965.

The Company was originally organized to explore, acquire and develop mineral properties and rights. However, the Company’s exploration activities never developed any commercial ore deposits, and the Company decided to abandon, or sell, its mineral properties and rights, and favorably position itself to seek other profitable business opportunities.

3. Description of Property

The Company holds the mineral rights to one claim in Bonner County, Idaho. The claim is Cleveland Lode in Section 6, Township 55 North, Range 2 West.

4. Stockholders’ Equity

Private Placement
In October 2007, the Company offered 700,000 common shares for sale in a private placement, at a price of $0.06 per share, of which, 83,333 shares were sold for total proceeds of $5,000. No warrants were granted in connection with this offering, and proceeds will be used to finance ongoing operations.

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

(a) Plan of Operation

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

During the first quarter ended November 30, 2007, the Company had a private placement offering for the sale of 700,000 shares of the Company’s common stock at a price of $0.06 per share. No warrants were granted in connection with this offering. Through November 30, 2007, 83,333 shares had been sold for total proceeds of $5,000.  The Company expects additional proceeds from this offering will be used to finance ongoing operations, which should meet the Company’s cash requirements for the next twelve months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued:

(c) Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements of any kind.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures by the Registrant’s President and the Secretary/Treasurer. Based on that evaluation, they concluded that disclosure controls and procedures were effective as of November 30, 2007, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the three month period ended November 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended November 30, 2007, the Company had a private placement offering for the sale of 700,000 shares of the Company’s common stock at a price of $0.06 per share. No warrants were granted in connection with this offering. Through November 30, 2007, 83,333 shares were sold for total proceeds of $5,000.  Proceeds from this offering will be used to finance ongoing operations.

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
Date:  January 14, 2008

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Robert J. Evans
Robert J. Evans, Secretary/Treasurer and Director
Date:  January 14, 2008