Form 10QSB
period 2008-02-29
SILVER BUTTE CO., INC.
filed 2008-04-14
CIK 90310

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 135.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period February 29, 2008

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
[ X ]  Yes    [    ]  No

Indicate by check mark whether the registrant is an accelerated filer.
[    ]  Yes    [ X ]  No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [ X ]  Yes    [    ]  No

State the number of shares outstanding of common stock, as of the latest practicable date: At April 2, 2008, 18,510,412 shares of the Company’s common stock were outstanding.

SEC 2334 (10-04)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

SILVER BUTTE CO., INC.

PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Co., Inc.
Balance Sheets

	February 29, 2008 (unaudited)	August 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$32,892	$14,562

Total assets	$32,892	$14,562

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$49	$3,175
Total current liabilities	49	3,175

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000
shares authorized, 18,510,412 and 17,743,746 shares
issued and outstanding at February 29, 2008, and
August 31, 2007, respectively	18,510	17,744
Additional paid-in capital	955,759	910,525
Accumulated deficit	(941,426)	(916,882)
Total stockholders’ equity	32,843	11,387

Total liabilities and stockholders’ equity	$32,892	$14,562

The accompanying condensed notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Operations

	Three Months Ended		Six Months Ended
	2/29/2008	2/28/2007	2/29/2008	2/28/2007
	(unaudited)		(unaudited)

Operating expenses:
Professional service fees	$(6,535)	$(3,674)	$(21,563)	$(17,458)
Other general and administrative	(2,346)	(904)	(2,992)	(966)

Total operating expenses	(8,881)	(4,578)	(24,555)	(18,424)

Other income:
Interest income	-	106	12	223
Total other income	-	106	12	223

Net loss	$(8,881)	$(4,472)	$(24,544)	$(18,201)

Loss per common share – basic	Nil	Nil	Nil	Nil
Weighted average common shares outstanding – basic	18,139,717	17,743,746	17,943,286	17,699,271

The accompanying condensed notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Cash Flows

	Six Months Ended
	February 29,	February 28,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(24,544)	$(18,201)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in:
Accounts payable	(3,126)	202
Net cash used by operating activities	(27,670)	(17,999)

Cash flows from financing activities:
Proceeds from sale of common stock	46,000	28,000
Net cash provided by financing activities	46,000	28,000

Net increase in cash and cash equivalents	18,330	10,001
Cash and cash equivalents, beginning of period	14,562	15,078

Cash and cash equivalents, end of period	$32,892	$25,079

The accompanying condensed notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Condensed Notes to Financial Statements - February 29, 2008

1.  Basis of Presentation
These unaudited financial statements of Silver Butte Co., Inc. (“the Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended August 31, 2007, included in the Company’s Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.   The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended August 31, 2008.

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

3. Description of Property

The Company holds the mineral rights to one claim in Bonner County, Idaho. The claim is Cleveland Lode in Section 6, Township 55 North, Range 2 West.

4. Stockholders’ Equity

Private Placements
In October 2007, the Company offered 700,000 (amended to 966,666) common shares for sale in a private placement at a price of $0.06 per share. At February 29, 2008, 766,666 shares had been sold for total proceeds of $46,000. No warrants were granted in connection with this offering, and proceeds will be used to finance ongoing operations.

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

During the six months ended February 29, 2008, the Company sold 766,666 common shares in a private placement offering at a price of $0.06 per share for total proceeds of $46,000. No warrants were granted in connection with this offering. Proceeds from this offering will be used to finance ongoing operations, which should meet the Company’s cash requirements for the next twelve months.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures by the Registrant’s President and the Secretary/Treasurer. Based on that evaluation, they concluded that disclosure controls and procedures were effective as of February 29, 2008, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the three month period ended February 29, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

NONE

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended February 29, 2008, the Company sold 683,333 common shares in a private placement offering for total proceeds of $41,000. Proceeds will be used to finance ongoing operations. No warrants were granted in connection with this offering.

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
Date:  April 14, 2008

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Robert J. Evans
Robert J. Evans, Secretary/Treasurer and Director
Date:  April 14, 2008