Form 10-Q
period 2008-05-31
SILVER BUTTE CO., INC.
filed 2008-07-15
CIK 90310

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 136.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period May 31, 2008

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

State the number of shares outstanding of common stock, as of the latest practicable date: At June 20, 2008, 18,710,412 shares of the Company’s common stock were outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[ X ] Smaller reporting company

SILVER BUTTE CO., INC.

PART I.

ITEM 1.    FINANCIAL INFORMATION

Silver Butte Co., Inc.
Balance Sheets

	May 31, 2008 (unaudited)	August 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$40,768	$14,562

Total assets	$40,768	$14,562

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14	$3,175
Total current liabilities	14	3,175

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 18,710,412 and 17,743,746 shares issued and outstanding at May 31, 2008, and August 31, 2007, respectively	18,710	17,744
Additional paid-in capital	967,559	910,525
Accumulated deficit	(945,515)	(916,882)
Total stockholders’ equity	40,754	11,387

Total liabilities and stockholders’ equity	$40,768	$14,562

The accompanying condensed notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Operations

	Three Months Ended		Nine Months Ended
	5/31/2008	5/31/2007	5/31/2008	5/31/2007
	(unaudited)		(unaudited)
Operating expenses:
Professional service fees	$(3,193)	$(3,674)	$(24,756)	$(17,458)
Other general and administrative	(897)	(904)	(3,889)	(966)

Total operating expenses	(4,090)	(4,578)	(28,645)	(18,424)

Other income:
Interest income	-	106	12	223
Total other income	-	106	12	223

Net loss	$(4,090)	$(4,472)	$(28,633)	$(18,201)
Loss per common share – basic	Nil	Nil	Nil	Nil

Weighted average common shares outstanding – basic	18,606,065	17,743,746	18,166,640	17,699,271

The accompanying condensed notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Cash Flows

	Nine Months Ended
	May 31,	May 31,
	2008	2007
	(unaudited)

Cash flows from operating activities:
Net loss	$(28,633)	$(18,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in:
Accounts payable	(3,161)	202
Net cash used by operating activities	(31,794)	(17,999)

Cash flows from financing activities:
Proceeds from sale of common stock	58,000	28,000
Net cash provided by financing activities	58,000	28,000

Net increase in cash and cash equivalents	26,206	10,001
Cash and cash equivalents, beginning of period	14,562	15,078

Cash and cash equivalents, end of period	$40,768	$25,079

The accompanying condensed notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Condensed Notes to Financial Statements-May 31, 2008

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

3. Description of Property

The Company holds the mineral rights to one claim in Bonner County, Idaho. The claim is Cleveland Lode in Section 6, Township 55 North, Range 2 West.

4. Stockholders’ Equity

Private Placements
In October 2007, the Company offered 700,000 (amended to 966,666) common shares for sale in a private placement at a price of $0.06 per share. At May 31, 2008, 966,666 shares had been sold for total proceeds of $58,000. No warrants were granted in connection with this offering, and proceeds will be used to finance ongoing operations.

5.  Subsequent Event

On June 23, 2008, the Company entered into a Letter of Intent for a share exchange with Blue Arch Coal Company (“Blue Arch”), a Wyoming corporation. Blue Arch’s assets consist primarily of options to acquire four state coal leases in the Powder River Basin of Wyoming. Under the terms of the proposed share exchange, shares of the Company’s common stock will be exchanged for the approximately 220,500,000 outstanding shares of Blue Arch, on a share for share basis. (Blue Arch shareholders will receive one share of Silver Butte common stock for each share of Blue Arch they own). Closing of the transaction is contingent upon completion of due diligence by each corporation and negotiation of a definitive Share Exchange Agreement, which must be approved by the Board of Directors of the Company and Blue Arch, and by the majority of the shareholders of Blue Arch. The Share Exchange Agreement will contain, among other conditions, a requirement that prior to closing Blue Arch shall have obtained equity financing in the minimum amount of $3 million. After closing of the transaction, it is anticipated that there will be a 1:5 reverse split of the Company’s common stock and that the Company will change the name of the Corporation to Blue Arch Energy, Inc.

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

During the nine months ended May 31, 2008, the Company sold 966,666 common shares in a private placement offering at a price of $0.06 per share for total proceeds of $58,000. No warrants were granted in connection with this offering. Proceeds from this offering will be used to finance ongoing operations, which should meet the Company’s cash requirements for the next twelve months.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

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

There has been no change in our internal control over financial reporting during the three month period ended May 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

NONE

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended May 31, 2008, the Company sold 200,000 common shares in a private placement offering for total proceeds of $12,000. Proceeds will be used to finance ongoing operations. No warrants were granted in connection with this offering.

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
Date:  July 15, 2008

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /s/ Robert J. Evans
Robert J. Evans, Secretary/Treasurer and Director
Date:  July 15, 2008