Form 10KSB
period 2008-08-31
SILVER BUTTE CO., INC.
filed 2008-11-07
CIK 90310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

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
[ X ] Yes  [    ] No

The Registrant generated no revenue for its most recent fiscal year ended August 31, 2008.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.20 per share on October 27, 2008, was approximately $2,320,000. For purposes of this disclosure, shares of stock held by persons who hold more than 5% of the outstanding shares of common stock, and shares held by officers and directors of the Registrant have been excluded, because such persons may be deemed to be affiliates.

The number of outstanding shares of the Registrant’s par value $0.001 common stock on October 27, 2008, was 18,710,412.

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

On February 4, 2004, a merger with Silver Butte Company was ratified, and Silver Butte Company was incorporated in the state of Nevada on March 4, 2004. On that date, the Registrant merged into its wholly-owned Nevada subsidiary and changed its corporate domicile from the state of Idaho to the state of Nevada. Throughout this report reference to “the Registrant or Company” includes the Idaho corporation prior to the merger, and the Nevada corporation subsequent to the merger.

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

On June 23, 2008, the Company entered into a Letter of Intent for a share exchange with Blue Arch Coal Company, a Wyoming corporation (“Blue Arch”). Blue Arch’s assets consist primarily of options to acquire four state coal leases in the Powder River Basin of Wyoming.

Under the terms of the proposed share exchange, at closing, shares of the Company’s common stock will be exchanged for each of the approximately 220,500,000 outstanding shares of Blue Arch on a share for share exchange basis. (Blue Arch shareholders will receive one share of Silver Butte common stock for each share of Blue Arch they currently own). Closing of the transaction is contingent upon completion of due diligence by each corporation and negotiation of a definitive Share Exchange Agreement, which must be approved by the Boards of Directors of the Company and Blue Arch and by the shareholders of Blue Arch. The Share Exchange Agreement will contain, among other conditions, a requirement that, prior to closing, Blue Arch shall have obtained equity financing in the minimum amount of $3 million. After closing of the transaction it is anticipated that there will be a 1:5 reverse split of the Company’s common stock and that the Company shall amend its Articles of Incorporation to change the name of the Company to Blue Arch Energy, Inc.

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

The Company holds mineral rights on one claim in Bonner County, Idaho. The claim is Cleveland Lode in Section 6, Township 55 North, Range 2 West.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending August 31, 2008.

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

	August 31, 2008		August 31, 2007
	High	Low	High	Low
First Quarter (9-1-07 to 11-30-07)	$0.41	$0.13	$0.39	$0.24
Second Quarter (12-1-07 to 2-28-08)	0.30	0.15	0.37	0.18
Third Quarter (3-1-08 to 5-31-08)	0.45	0.16	0.21	0.11
Fourth Quarter (6-1-08 to 8-31-08)	0.45	0.30	0.35	0.13

b)	As of October 1, 2008, there were approximately 1,140 holders of record of the Company’s common stock.

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

Financial Condition and Liquidity

The Company had cash of $33,926 and working capital of approximately $31,967 at August 31, 2008. During the years ended August 31, 2008 and 2007, the Company used $38,636 and $28,516, respectively, of cash for operating activities. During the years ended August 31, 2008 and 2007, the Company received $58,000 and $28,000, respectively, from the sale of common shares in private placement offerings. Proceeds from these offering were used to finance ongoing operations.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Silver Butte Co, Inc.
Sandpoint, Idaho

We have audited the accompanying balance sheet of Silver Butte Company as of August 31, 2008, and the related statement of expenses, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Silver Butte Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Silver Butte Company internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Butte Company as of August 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Silver Butte Company will continue as a going concern.  As discussed in Note 3 to the financial statements, Silver Butte Company suffered net losses and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
November 3, 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors
Silver Butte Company
Sandpoint, Idaho

We have audited the accompanying balance sheet of Silver Butte Company as of August 31, 2007, and the related statements of expenses, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Butte Company as of August 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ LeMaster & Daniels PLLC

Spokane, Washington
October 18, 2007

Silver Butte Company
Balance Sheets
August 31, 2008 and 2007

	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$33,926	$14,562

Total assets	$33,926	$14,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,959	$3,175

Total current liabilities	1,959	3,175

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000
shares authorized, none issued or outstanding
Common stock, $0.001 par value; 300,000,000
shares authorized; 18,710,412 and 17,743,746
shares issued and outstanding, respectively	18,710	17,744
Additional paid-in capital	967,559	910,525
Accumulated deficit	(954,302)	(916,882)
Total stockholders’ equity	31,967	11,387

Total liabilities and stockholders’ equity	$33,926	$14,562

Silver Butte Company
Statements of Expenses
For the Years ended August 31, 2008 and 2007

	2008	2007

Operating expenses:
Professional services	$(31,622)	$(27,800)
General and administrative expenses	(5,810)	(4,145)

Total operating expenses	(37,432)	(31,945)

Other income:
Interest income	12	337

Total other income	12	337

Net loss	$(37,420)	$(31,608)

Loss per common share-basic	0.00	0.00

Weighted average common shares outstanding-basic	18,303,700	17,721,691

Silver Butte Company
Statements of Changes in Stockholders’ Equity
For the Years ended August 31, 2008 and 2007

	Common stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances, August 31, 2006	17,277,080	$17,277	$882,992	$(885,274)	$14,995

Issuance of common stock for cash	466,666	467	27,533		28,000

Net loss				(31,608)	(31,608)
Balances, August 31, 2007	17,743,746	17,744	910,525	(916,882)	11,387

Issuance of common stock for cash	966,666	966	57,034		58,000

Net loss				(37,420)	(37,420)

Balances, August 31, 2008	18,710,412	$18,710	$967,559	$(954,302)	$31,967

Silver Butte Company
Statements of Cash Flows
For the Years ended August 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(37,420)	$(31,608)
Changes in assets and liabilities:
Accounts payable	(1,216)	3,092
Net cash used by operating activities	(38,636)	(28,516)
Cash flows from financing activities:
Proceeds from sale of common stock	58,000	28,000
Net cash provided by financing activities	58,000	28,000

Net change in cash and cash equivalents	19,364	(516)
Cash and cash equivalents, beginning of year	14,562	15,078

Cash and cash equivalents, end of year	$33,926	$14,562

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Silver Butte Company
Notes to Financial Statements

1.	Description of Business

Silver Butte Company was incorporated in the state of Nevada on March 4, 2004, and is the successor of Silver Butte Mining Company, an Idaho corporation incorporated on January 19, 1965. Throughout this report reference to “the Company” may include the Idaho corporation, prior to the merger, and the Nevada corporation subsequent to the merger.

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

Silver Butte Company
Notes to Financial Statements, continued:

Net Loss Per Share
Basis loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year, and does not include the impact of any potentially dilutive common stock equivalents. Potential common shares are not included in the computation of loss per share, if their effect is antidilutive. At August 31, 2008 and 2007, the Company had no potential common shares, and only basic loss per share is reported for the years then ended.

Fair Values of Financial Instruments
The carrying amounts of financial instruments, including cash and cash equivalents and payables approximated their fair values at August 31, 2008 and 2007.

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

3.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered net losses and minimal cash on hand.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.	Income Taxes

Deferred tax assets from net operating loss carryforwards were approximately $184,000 and $171,000, respectively, for the years ended August 31, 2008 and 2007. Deferred tax assets were calculated assuming a 34% marginal tax rate, and prior years are adjusted to reflect enacted tax rates expected to be in effect when taxes are actually paid or recovered. Management believes it is more likely than not that these deferred tax assets will not be realized, and therefore a valuation allowance equal to the full amount of the deferred tax asset has been established. At August 31, 2008 and 2007, the Company had tax basis net operating loss carryforwards totaling approximately $541,000 and $504,000, respectively which expire through 2028.

5.	Stockholders’ Equity

Private Placement
During the years ended August 31, 2008 and 2007, 966,666 and 466,666 common shares were sold, respectively, in private placements, at a price of $0.06 per share for total proceeds of $58,000 and $28,000, respectively.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We engaged Malone & Bailey, PC in Houston, Texas, as our principal independent registered public accounting firm effective September 21, 2008. Concurrent with this appointment, we dismissed Williams & Webster, CPAs effective September 21, 2008, who reviewed Form 10QSBs for the Company during the year ended August 31, 2008. Prior to the engagement of Williams & Webster, CPAs, the Company had engaged Lemaster & Daniels PLLC, as auditors for the Company for the year ended August 31, 2007. The decision to change our principal independent registered public accounting firm was approved by our board of directors. The reports of Lemaster & Daniels PLLC on the Company's financial statements for the fiscal year ended August 31, 2007, did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles. Subsequent to the date of the prior auditors’ dismissals, there were no disagreements between the Company and the prior auditors, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the prior auditors, would have caused the prior auditors to make reference thereto in their reports on the Company's audited financial statements.The Company provided the prior auditors with a copy of a Current Report on Form 8-K prepared to disclose the change in our auditor and has requested that the prior auditors furnish the Company with a letter addressed to the SEC stating whether or not the prior auditors agree with the statements made in the Current Report on Form 8-K with respect to them and, if not, stating the aspects with which they do not agree. In connection with the Company's appointment of Malone & Bailey, PC as the Company's principal registered accounting firm, the Company did not consult Malone & Bailey, PC on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company's financial statements.

ITEM 8A.  CONTROLS AND PROCEDURES

An evaluation was performed by the Company's President and Secretary/Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Secretary/Treasurer concluded that disclosure controls and procedures were effective at August 31, 2008, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

We retain an experienced Certified Public Accountant, on an as needed basis, for review and assistance in preparation of the Company’s financial statements and to provide assistance with complex and non routine transactions and GAAP compliance.

There has been no change in our internal control over financial reporting during the year ended August 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting

The management of Silver Butte Company is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of August 31, 2008, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting.

The President and Secretary/Treasurer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended August 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended August 31, 2008.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM  9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors and Executive Officers are as follows:

Name	Age	Affiliation with Registrant	Expiration of Term
Terry McConnaughey	73	President, Director	Annual meeting
Joseph Zinger	68	Vice President, Director	Annual meeting
Robert J. Evans	83	Secretary/Treasurer, Director	Annual meeting
Wayne Hohman	68	Director	Annual meeting
Edward C. Wert	62	Director	Annual meeting

Business Experience of Directors and Executive Officers

John T. (Terry) McConnaughey:  Mr. McConnaughey was Sagle Fire District Commissioner from 1998 to 2000, and is presently retired.    Mr. McConnaughey became a member of the Board of Directors in 1996, and was elected President in March 2001.

Elmer J. (Joe) Zinger, Vice President:  Mr. Zinger was employed as a construction foreman at Hidden Lakes Golf Course from 1991 until 2005, and is presently retired.  Mr. Zinger was appointed to the Board of Directors in 1992, and elected Vice President in 2001.

Robert J. Evans, Secretary/Treasurer:  Mr. Evans, retired for the past five years, has been a director of the Company for the past 21 years and Secretary/Treasurer of the Company for the past 13 years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

A director and officer of the Company, Robert J. Evans, failed to file reports on a timely basis as required by Section 16(a) of the Exchange Act during the most recent fiscal year ended August 31, 2008. On May 16, 2008, Mr. Evans filed a Form 4, which included the information for four late reports, with six transactions not reported on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

No executives or directors were compensated by the Company for the fiscal years ended August 31, 2008 or 2007, for work performed that is required to be reported. In addition, the Company provided no stock options, warrants, or stock appreciation rights, and there are no employment contracts or incentive pay agreements with any officer or director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners:
Two persons of record own more than 5% of the Company's Common Stock as follows:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Terrence Dunne	2,716,667 direct	14.52
Common Stock	Patrick Powers	1,680,000 direct	8.98

(1)	Based upon 18,710,412 total common shares outstanding as of October 26, 2008

(b)	Security Ownership of Management:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Terry McConnaughey, Sandpoint, Idaho	906,456 direct	4.84

Common Stock	Elmer Zinger, Sandpoint, Idaho	645,666 direct	3.46

Common Stock	Robert J. Evans, Ponderay, Idaho	403,333 direct	2.16

Common Stock	Wayne Hohman, Post Falls, Idaho	646,500 direct	3.45

Common Stock	Edward C. Wert, Spokane, Washington	130,878 direct	0.70

Common Stock	Directors and Executive Officers as a Group	2,732,833	14.61

(1)	Based upon 18,710,412 total common shares outstanding as of October 26, 2008

(c)	No arrangements are in place for a change in control of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended August 31, 2008 and 2007 and the review for the financial statements included in the Company’s quarterly reports on Form 10-QSB during those fiscal years were $21,567 and $18,000, respectively.

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

SILVER BUTTE COMPANY
(Registrant)

By:  /s/Terry McConnaughey
Terry McConnaughey, President and Director

Date:  November 7, 2008

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /s/ Robert J. Evans
Robert J. Evans, Secretary/Treasurer and Director

Date:  November 7, 2008