Form 10-Q
period 2008-11-30
SILVER BUTTE CO., INC.
filed 2009-01-09
CIK 90310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period November 30, 2008

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
At January 3, 2009, 18,710,412 shares of the Company’s common stock were outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[ X ] Smaller reporting company

SILVER BUTTE COMPANY
TABLE OF CONTENTS

PART I.

ITEM 1.	FINANCIAL INFORMATION

Silver Butte Co., Inc.
Balance Sheets (unaudited)
November 30, 2008 and August 31, 2008

	November 30, 2008	August 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$21,709	$33,926

Total assets	$21,709	$33,926

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,800	$1,959
Total current liabilities	1,800	1,959

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000,000
shares authorized; 18,710,412 shares issued
and outstanding	18,710	18,710
Additional paid-in capital	967,559	967,559
Accumulated deficit	(966,360)	(954,302)
Total stockholders’ equity	19,909	31,967

Total liabilities and stockholders’ equity	$21,709	$33,926

.

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Expenses (unaudited)
For the three months ended November 30, 2008 and 2007

	2008	2007
Operating expenses:
Professional service fees	$11,168	$15,028
Other general and administrative	890	646
Total operating expenses	12,058	15,674

Other income:
Interest	-	12

Net loss	$(12,058)	$(15,662)

Loss per common share – basic	$0.00	$0.00

Weighted average common shares outstanding – basic	18,710,412	17,744,672

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Cash Flows (unaudited)
For the three months ended November 30, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(12,058)	$(15,662)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in:
Accounts payable	(159)	(142)
Net cash used by operating activities	(12,217)	(15,804)

Cash flows from financing activities:
Proceeds from sale of common stock	-	5,000
Net cash provided by financing activities	-	5,000

Net increase in cash and cash equivalents	(12,217)	(10,804)
Cash, beginning of period	33,926	14,562

Cash, end of period	$21,709	$3,758

The accompanying notes are an integral part of these financial statements.

Silver Butte Company
Notes to Financial Statements - Unaudited

1.    Basis of Presentation

These unaudited financial statements of Silver Butte Company (“the Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended August 31, 2008, included in the Company’s Form 10-KSB.

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

General
This Form 10-Q contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.  The forward-looking statements in this document are based upon various assumptions, many of which are based on management’s discussion and analysis or plan of operations and elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict.  Actual results could differ materially from those expressed in forward-looking statements.   Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s view only as of the date of this report.

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

Disclosure Controls and Procedures
An evaluation was performed of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures by the Registrant’s President and the Secretary/Treasurer. Based on that evaluation, they concluded that disclosure controls and procedures were effective as of November 30, 2008, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the three month period ended November 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Information regarding internal control over financial reporting has been set forth in Item 4.

PART II

ITEM 1.	LEGAL PROCEEDINGS

NONE

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit 31.1 –	Certification required by Rule 13a-14(a) or Rule 15d-14(a). McConnaughey
Exhibit 31.2 –	Certification required by Rule 13a-14(a) or Rule 15d-14(a), Evans
Exhibit 32.1 –	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, McConnaughey
Exhibit 32.2 –	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Evans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE CO., INC.
(Registrant)

By:   /s/ Terry McConnaughey
Terry McConnaughey, President and Director
Date:  January 8, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:   /s/ Robert J. Evans
Robert J. Evans, Secretary/Treasurer and Director
Date:  January 8, 2009