Form 10-Q
period 2009-02-28
SILVER BUTTE CO., INC.
filed 2009-04-09
CIK 90310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period February 28, 2009

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

State the number of shares outstanding of common stock, as of the latest practicable date: At April 2, 2009, 18,710,412 shares of the Company’s common stock were outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[ X ] Smaller reporting company

SILVER BUTTE CO., INC.

PART I.

ITEM 1.	FINANCIAL INFORMATION

Silver Butte Co., Inc.
Balance Sheets (unaudited)
February 28, 2009 and August 31, 2008

	February 28, 2009	August 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$12,477	$33,926

Total assets	$12,477	$33,926

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$26	$1,959
Total current liabilities	26	1,959

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000
shares authorized, 18,710,412 shares issued
and outstanding	18,710	18,710
Additional paid-in capital	967,559	967,559
Accumulated deficit	(973,818)	(954,302)
Total stockholders’ equity	12,451	31,967

Total liabilities and stockholders’ equity	$12,477	$33,926

The accompanying condensed notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Expenses (unaudited)
For the Three and Six Months Ended
February 28, 2009 and February 29, 2008

	Three Months Ended		Six Months Ended
	2/28/2009	2/29/2008	2/28/2009	2/29/2008

Operating expenses:
Professional service fees	$(5,827)	$(6,535)	$(16,995)	$(21,563)
Other general and administrative	(1,631)	(2,346)	(2,521)	(2,993)

Total operating expenses	(7,458)	(8,881)	(19,516)	(24,556)

Other income:
Interest income	-	-	-	12
Total other income	-	-	-	12

Net loss	$(7,458)	$(8,881)	$(19,516)	$(24,544)

Loss per common share – basic	$0.00	$0.00	$0.00	$0.00

Weighted average common shares
outstanding – basic	18,710,412	18,139,717	18,710,412	17,943,286

The accompanying condensed notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Cash Flows (unaudited)
For the Six Months Ended February 28, 2009
and February 29, 2008

	2009	2008

Cash flows from operating activities:
Net loss	$(19,516)	$(24,544)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in:
Accounts payable	(1,933)	(3,126)
Net cash used by operating activities	(21,449)	(27,670)

Cash flows from financing activities:
Proceeds from sale of common stock	-	46,000
Net cash provided by financing activities	-	46,000

Net increase (decrease) in cash and cash equivalents	(21,449)	18,330
Cash and cash equivalents, beginning of period	33,926	14,562

Cash and cash equivalents, end of period	$12,477	$32,892

The accompanying condensed notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Condensed Notes to Financial Statements (unaudited)

1.	Basis of Presentation
These unaudited financial statements of Silver Butte Co., Inc. (“the Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended August 31, 2008, included in the Company’s Form 10-KSB

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.   The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended August 31, 2009.

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

In order to meet the Company’s cash requirements for the next twelve months, the Company anticipates offering a private placement of common stock. Proceeds from this offering will be used to finance ongoing operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
An evaluation was performed of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures by the Registrant’s President and the Secretary/Treasurer. Based on that evaluation, they concluded that disclosure controls and procedures were effective as of February 28, 2009, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

Changes oin Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the three month period ended February 28, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Information regarding internal control over financial reporting has been set forth in Item 4.

PART II

ITEM 1.	LEGAL PROCEEDINGS

NONE

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit 31.1 -	Certification required by Rule 13a-14(a) or Rule 15d-14(a), McConnaughey
Exhibit 31.2 -	Certification required by Rule 13a-14(a) or Rule 15d-14(a), Evans
Exhibit 32.1 -	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, McConnaughey
Exhibit 32.2 -	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Evans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE CO., INC.
(Registrant)

By:   /s/ Terry McConnaughey
Terry McConnaughey, President and Director

Date: April 08, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:   /s/ Robert J. Evans
Robert J. Evans, Secretary/Treasurer and Director

Date: April 08, 2009