Form 10-Q
period 2009-05-31
SILVER BUTTE CO., INC.
filed 2009-07-01
CIK 90310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period May 31, 2009

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
[ X ]  Yes    [     ]  No

State the number of shares outstanding of common stock, as of the latest practicable date: At June 29, 2009, 18,710,412 shares of the Company’s common stock were outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[ X ] Smaller reporting company

SILVER BUTTE CO., INC.
TABLE OF CONTENTS

PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Co., Inc.
Balance Sheets (unaudited)
May 31, 2009 and August 31, 2008

	May 31, 2009	August 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$8,499	$33,926

Total assets	$8,499	$33,926

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$-	$1,959
Total current liabilities	-	1,959

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000
shares authorized, 18,710,412 shares issued
and outstanding	18,710	18,710
Additional paid-in capital	967,559	967,559
Accumulated deficit	(977,770)	(954,302)
Total stockholders’ equity	8,499	31,967

Total liabilities and stockholders’ equity	$8,499	$33,926

The accompanying condensed notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Expenses (unaudited)
For the Three and Nine Months Ended
May 31, 2009 and 2008

	Three Months Ended		Nine Months Ended
	5/31/2009	5/31/2008	5/31/2009	5/31/2008

Operating expenses:
Professional service fees	$(3,546)	$(3,193)	$(20,542)	$(24,756)
Other general and administrative	(405)	(897)	(2,926)	(3,889)

Total operating expenses	(3,951)	(4,090)	(23,468)	(28,645)

Other income:
Interest income	-	-	-	12
Total other income	-	-	-	12

Net loss	$(3,951)	$(4,090)	$(23,468)	$(28,633)

Loss per common share – basic	$0.00	$0.00	$0.00	$0.00

Weighted average common shares
outstanding – basic	18,710,412	18,606,065	18,710,412	18,166,640

The accompanying condensed notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Cash Flows (unaudited)
For the Nine Months Ended May 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(23,468)	$(28,633)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in:
Accounts payable	(1,959)	(3,161)
Net cash used by operating activities	(25,427)	(31,794)

Cash flows from financing activities:
Proceeds from sale of common stock	-	58,000
Net cash provided by financing activities	-	58,000

Net increase (decrease) in cash and cash equivalents	(25,427)	26,206
Cash and cash equivalents, beginning of period	33,926	14,562

Cash and cash equivalents, end of period	$8,499	$40,768

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

Disclosure Controls and Procedures
An evaluation was performed of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures by the Registrant’s President and the Secretary/Treasurer. Based on that evaluation, they concluded that disclosure controls and procedures were effective as of May 31, 2009, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the three month period ended May 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  June 30, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /s/ Robert J. Evans
Robert J. Evans, Secretary/Treasurer and Director

Date:  June 30, 2009