Form 10-K
period 2009-08-31
SILVER BUTTE Co
filed 2009-11-24
CIK 90310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SILVER BUTTE CO., INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	001-05970	82-0263301
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

601 W Main Avenue, Suite 1017 Spokane, WA	99201
(Address of principal executive offices)	(Zip Code)

(509) 462-0315

Issuer’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

Preferred Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [    ]         No  [ X  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [    ]         No  [  X ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes  [  ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.12 per share on February 26, 2009, (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $1,750,000. For purposes of this disclosure, shares of stock held by officers and directors of the Registrant have been excluded, because such persons are deemed to be affiliates.

The number of outstanding shares of the Registrant’s par value $0.001 common stock on November 23, 2009, was 19,420,412.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

Table of Contents

PART I

3

ITEM 1.  DESCRIPTION OF BUSINESS

3

ITEM 1.  DESCRIPTION OF BUSINESS, continued:

4

ITEM 2.  DESCRIPTION OF PROPERTY

4

ITEM 3.  LEGAL PROCEEDINGS

4

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

4

PART II

5

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

5

ITEM  8.  FINANCIAL  STATEMENTS

7

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

15

ITEM 9A.  CONTROLS AND PROCEDURES

15

ITEM 9B.  OTHER INFORMATION - None

16

PART III

17

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

17

ITEM 11. EXECUTIVE COMPENSATION

18

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

18

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

18

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

19

ITEM 15.  EXHIBITS

19

SIGNATURES

20

SILVER BUTTE CO., INC

Form 10K  August 31, 2009

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Forward-looking statements

This Form 10-K contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

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

On February 4, 2004, a merger with Silver Butte Co., Inc was ratified, and Silver Butte Co., Inc was incorporated in the state of Nevada on March 4, 2004. On that date, the Registrant merged into its wholly-owned Nevada subsidiary and changed its corporate domicile from the state of Idaho to the state of Nevada. Throughout this report reference to “the Registrant or Company” includes the Idaho corporation prior to the merger, and the Nevada corporation subsequent to the merger.

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

On June 23, 2009, the Company entered into a Letter of Intent for a share exchange with Blue Arch Coal Company, a Wyoming corporation (“Blue Arch”). Blue Arch’s assets consist primarily of options to acquire four state coal leases in the Powder River Basin of Wyoming.

SILVER BUTTE CO., INC

Form 10K  August 31, 2009

ITEM 1.  DESCRIPTION OF BUSINESS, continued:

General, continued:

Closing of the transaction was contingent upon completion of due diligence by each corporation and negotiation of a definitive Share Exchange Agreement, which would have had to have been approved by the Boards of Directors of the Company and Blue Arch and by the shareholders of Blue Arch. The Share Exchange Agreement would have contained, among other conditions, a requirement that, prior to closing, Blue Arch would have obtained equity financing in the minimum amount of $3 million. If the transaction would have closed, a 1:5 reverse split of the Company’s common stock would have occurred, and the Company would have amended its Articles of Incorporation to change the name of the Company to Blue Arch Energy, Inc. At August 31, 2009, the closing of the transaction with Blue Arch had not been consummated, and as of the filing date of this 10K, the transaction with Blue Arch had officially been terminated.

The Company’s executive offices are located at 601 W Main Avenue, Spokane, Washington, 99201, and its mailing address is the same.

Employees

The Company has no employees and utilizes the services of outside consultants.

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

The Company holds mineral rights on one claim in Bonner County, Idaho. The claim is Cleveland Lode in Section 6, Township 55 North, Range 2 West.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2009.

SILVER BUTTE CO., INC

Form 10K  August 31, 2009

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

	Year Ended		Year Ended
	August 31, 2009		August 31, 2008
	High	Low	High	Low
First Quarter (9-1 to 11-30)	$0.39	$0.16	$0.41	$0.13
Second Quarter (12-1 to 2-28)	0.30	0.16	0.30	0.15
Third Quarter (3-1 to 5-31)	0.14	0.11	0.45	0.16
Fourth Quarter (6-1 to 8-31)	0.12	0.09	0.45	0.30

b)

As of November 14, 2009, there were approximately 1,140 holders of record of the Company’s common stock.

c)

The Company has paid no dividends and proposes none for the foreseeable future.  Accordingly, it has no plans to pay dividends even if funds are available, as to which there is no assurance.  There are no restrictions on the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

SILVER BUTTE CO., INC

Form 10K  August 31, 2009

Management of the Company will rely primarily upon their own efforts to accomplish the business purposes of the Company.

Financial Condition and Liquidity

The Company had cash of $4,619 and working capital of approximately the same at August 31, 2009. During the years ended August 31, 2009 and 2008, the Company used $29,307 and $38,636, respectively, of cash for operating activities. During the year ended August 31, 2008, the Company received $58,000 from the sale of common shares in a private placement offering. Proceeds from the offering were used to finance ongoing operations.

SILVER BUTTE CO., INC

Form 10K  August 31, 2009

ITEM  8.  FINANCIAL  STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Silver Butte Co, Inc.

Spokane, Washington

We have audited the accompanying balance sheets of Silver Butte Co., Inc. as of August 31, 2009 and 2008, the related statements of expenses, and changes in stockholders’ equity and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Silver Butte Co., Inc is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Silver Butte Co., Inc internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Butte Co., Inc as of August 31, 2009 and 2008, and the results of its operations and its cash flows for the two years  then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Silver Butte Co., Inc will continue as a going concern.  As discussed in Note 6 to the financial statements, Silver Butte Co., Inc suffered net losses and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

November 23, 2009

SILVER BUTTE CO., INC

Form 10K  August 31, 2009

Silver Butte Co., Inc. Balance Sheets August 31, 2009 and 2008

	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$ 4,619	$ 33,926
Total assets	$ 4,619	$ 33,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 195	$ 1,959

Total current liabilities	195	1,959

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000
shares authorized, none issued or outstanding
Common stock, $0.001 par value; 300,000,000	-	-
shares authorized; 18,710,412 shares issued
and outstanding	18,710	18,710
Additional paid-in capital	967,559	967,559
Accumulated deficit	(981,845)	(954,302)
Total stockholders’ equity	4,424	31,967

Total liabilities and stockholders’ equity	$ 4,619	$ 33,926

The accompanying notes are an integral part of these financial statements.

SILVER BUTTE CO., INC

Form 10K  August 31, 2009

Silver Butte Co., Inc. Statements of Expenses For the Years ended August 31, 2009 and 2008

	2009	2008

Operating expenses:
Professional services	$ (23,892)	$ (31,622)
General and administrative expenses	(3,651)	(5,810)

Total operating expenses	(27,543)	(37,432)

Other income:
Interest income	-	12

Total other income	-	12

Net loss	$ (27,543)	$ (37,420)

Loss per common share-basic	0.00	0.00

Weighted average common shares outstanding-basic	18,710,412	18,303,700

The accompanying notes are an integral part of these financial statements.

SILVER BUTTE CO., INC

Form 10K  August 31, 2009

Silver Butte Co., Inc. Statements of Changes in Stockholders’ Equity For the Years ended August 31, 2009 and 2008

			Additional		Total
	Common stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances, August 31, 2007	17,743,746	$ 17,744	$ 910,525	$ (916,882)	$ 11,387

Issuance of common stock
for cash	966,666	966	57,034		58,000

Net loss				(37,420)	(37,420)
Balances, August 31, 2008	18,710,412	18,710	967,559	(954,302)	31,967

Net loss				(27,543)	(27,543)

Balances, August 31, 2009	18,710,412	$ 18,710	$ 967,559	$ (981,845)	$ 4,424

The accompanying notes are an integral part of these financial statements.

SILVER BUTTE CO., INC

Form 10K  August 31, 2009

Silver Butte Co., Inc Statements of Cash Flows For the Years ended August 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net loss	$ (27,543)	$ (37,420)
Changes in assets and liabilities:
Accounts payable	(1,764)	(1,216)
Net cash used by operating activities	(29,307)	(38,636)

Cash flows from financing activities:
Proceeds from sale of common stock	-	58,000
Net cash provided by financing activities	-	58,000

Net change in cash and cash equivalents	(29,307)	19,364
Cash and cash equivalents, beginning of year	33,926	14,562

Cash and cash equivalents, end of year	$ 4,619	$ 33,926

Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc

Notes to Financial Statements

1.

Description of Business

Silver Butte Co., Inc was incorporated in Nevada on March 4, 2004, and is the successor of Silver Butte Mining Company, an Idaho corporation incorporated on January 19, 1965. Throughout this report reference to “the Company” may include the Idaho corporation, prior to the merger, and the Nevada corporation subsequent to the merger.

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

Net Loss Per Share

Basis loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year, and does not include the impact of any potentially dilutive common stock equivalents. Potential common shares are not included in the computation of loss per share, if their effect is antidilutive. At August 31, 2009 and 2008, the Company had no potential common shares, and only basic loss per share is reported for the years then ended.

Silver Butte Co., Inc

Notes to Financial Statements

2.

Summary of Significant Accounting Policies, continued:

Fair Values of Financial Instrument

The carrying amounts of financial instruments, including cash and cash equivalents and payables approximated their fair values at August 31, 2009 and 2008.

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

3.

New Accounting Pronouncements

In April 2009, the FASB issued authoritative guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. This guidance became effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted this guidance without a material effect on its financial position or results of operations.

In April 2009, the FASB amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It became effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the guidance without a material effect on its financial position or results of operations.

In April 2009, the FASB amended guidance to require disclosures about fair value of financial instruments for interim and annual reporting periods of publicly traded. It is effective for interim reporting periods ending after June 15, 2009, and was adopted without a material effect on the Company’s financial position or results of operations.

In May 2009, the FASB issued authoritative guidance related to subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance became effective for the Company for interim or annual periods ending after June 15, 2009 and was adopted without a material effect on its financial position or results of operations.

In June 2009, the FASB issued an update which establishes the FASB Accounting Standards Codification™ (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification became effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have an impact on the Company’s financial position or results of operations.

Silver Butte Co., Inc

Notes to Financial Statements

4.

Income Taxes

Deferred tax assets from net operating loss carryforwards were approximately $193,000 and $184,000, respectively, for the years ended August 31, 2009 and 2008. Deferred tax assets were calculated assuming a 34% marginal tax rate, and prior years are adjusted to reflect enacted tax rates expected to be in effect when taxes are actually paid or recovered. Management believes it is more likely than not that these deferred tax assets will not be realized, and therefore a valuation allowance equal to the full amount of the deferred tax asset has been established. At August 31, 2009 and 2008, the Company had tax basis net operating loss carryforwards totaling approximately $569,000 and $541,000, respectively which expire through 2029.

5.

Stockholders’ Equity

Private Placement

During the year ended August 31, 2008, 966,666 common shares were sold in a private placement, at a price of $0.06 per share for total proceeds of $58,000.

6.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered net losses and has minimal cash on hand.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

7.

Fair Value Disclosures

At September 30, 2009, the Company’s financial assets and liabilities, which include cash and cash equivalents, certificates of deposit, and accounts payable, have carrying values which approximate fair value computed using Level 1 inputs. The Company had no non-financial assets or liabilities.

8.

Subsequent Events

Subsequent to August 31, 2009, the Company sold 710,000 common shares in a private placement for $35,500.   The Company evaluated subsequent events through November 23, 2009.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

An evaluation was performed by the Company's President and Secretary/Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Secretary/Treasurer concluded that disclosure controls and procedures were effective at August 31, 2009, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

We retain an experienced Certified Public Accountant, on an as needed basis, for review and assistance in preparation of the Company’s financial statements and to provide assistance with complex and non routine transactions and GAAP compliance.

There has been no change in our internal control over financial reporting during the year ended August 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Silver Butte Co., Inc is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of August 31, 2009, the Company’s internal control over financial reporting is effective.

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

The President and Secretary/Treasurer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended August 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended August 31, 2009.

ITEM 9B.  OTHER INFORMATION - None

PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors and Executive Officers are as follows, as of November 14, 2009:

Name	Age	Affiliation with Registrant	Expiration of Term
Terrence J. Dunne	61	President, Director	Annual meeting
Martyn A. Powell	57	Secretary, Director	Annual meeting
Wayne Hohman	69	Director	Annual meeting
Edward C. Wert	63	Director	Annual meeting

Business Experience of Directors and Executive Officers

Terrence J. Dunne: Mr. Dunne was appointed President, CEO, and a director on July 28, 2009. For more than the past five years, Mr. Dunne has operated as a business consultant through his company, Terrence J. Dunne & Associates. Mr. Dunne received his BS, MBA, and Masters in Taxation degrees from Gonzaga University. In addition, Mr. Dunne serves as a director of Superior Silver Mines, Inc., Gold Crest Mines, Inc., and Rock Energy Resources, Inc.

Martin J. Powell: Mr. Powell was appointed as Secretary and a director of the Company on November 2, 2009. For the past 20 years, Mr. Powell has been active as a Real Estate Investor and Licensed Realtor in the Greater Seattle Area. Mr. Powell was the President and a Director of Missouri River and Gold Gem Corp, a public company from 1999-2004, at which time control of the company was acquired by Entremetrix Inc, a Nevada Corporation. Mr. Powell was the President and a Director of Aberdeen Idaho Mining Company, a public company from 2002-2004, at which time the control of the company was acquired by MotivNation Inc, a Nevada Corporation. Mr. Powell was the Secretary and a Director of Quad Metals Corporation, a public company from 2001-2003, at which time control of the company was acquired by DataJungle Inc, a Nevada Corporation.

Wayne A. Hohman  Mr. Hohman retired from teaching in 1996 after twenty-nine years, and then became involved in land and timber management.   He was appointed to the Board of Directors in 1996.

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

Section 16(a) Beneficial Ownership Reporting Compliance

No officers or directors failed to file reports on a timely basis as required by Section 16(a) of the Exchange Act during the most recent fiscal year ended August 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION

No executives or directors were compensated by the Company for the fiscal years ended August 31, 2009 or 2008, for work performed that is required to be reported. In addition, the Company provided no stock options, warrants, or stock appreciation rights, and there are no employment contracts or incentive pay agreements with any officer or director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)

Security ownership of certain beneficial owners:

One person of record, in addition to one officer and director, owns more than 5% of the Company's Common Stock as follows:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Patrick Powers	1,680,000 direct	8.98

(1)

Based upon 19,420,412 total common shares outstanding as of November 14, 2009

(b)

Security Ownership of Management:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Terrence J. Dunne, Spokane, Washington	2,716,667 direct	13.99
Common Stock	Wayne Hohman, Spirit Lake, Idaho	646,500 direct	3.33
Common Stock	Martyn A. Powell Mukilteo, Washington	100,000 direct	0.51
Common Stock	Edward C. Wert, Spokane, Washington	130,878 direct	0.67
Common Stock	Directors and Executive Officers as a Group	3,897,378	18.50

(1)

Based upon 19,420,412 total common shares outstanding as of November 14, 2009

(c)

No arrangements are in place for a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended August 31, 2009 and 2008 and the review for the financial statements included in the Company’s quarterly reports on Form 10-QSB during those fiscal years were $11,663 and $21,567, respectively.

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

ITEM 15.  EXHIBITS

Exhibits (filed with this report)

31.1  Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification required by 18 U.S.C. Section 1350, under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE CO., INC

(Registrant)

By:  /s/Terrence J. Dunne

Terrence J. Dunne, President and Director

Date:  November 23, 2009

20