Form 10-Q
period 2009-11-30
SILVER BUTTE Co
filed 2010-01-14
CIK 90310

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2011 Estimated average burden hours per response 187.5

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period November 30, 2009

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:      001-05970

Silver Butte Co., Inc.

(Exact name of registrant as specified in its charter)

NEVADA	82-0263301
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

601 W Main Avenue, Suite 1017 Spokane, WA	99201
(Address of principal executive offices)	(Zip Code)

(509) 462-0315

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes    [X]     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [X] Yes [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At January 8, 2010, 19,420,412 shares of the Company’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one); Yes   [  ]       No     [X]

SILVER BUTTE CO., INC.

TABLE OF CONTENTS

PART I.

3

ITEM 1.  FINANCIAL INFORMATION

3

Balance Sheets, November 30, 2009 (unaudited) and August 31, 2009

3

Statements of Operations for the three months ended

    November 30, 2009 and 2008 - unaudited

4

Statements of Cash Flows for the three months ended

    November 30, 2009 and 2008 - unaudited

5

Notes to Financial Statements - Unaudited

6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

7

ITEM 4.  CONTROLS AND PROCEDURES

8

PART II

8

ITEM 1.

LEGAL PROCEEDINGS

8

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

8

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

8

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

ITEM 5.

OTHER INFORMATION

8

ITEM 6.

EXHIBITS

8

PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Co., Inc.

Balance Sheets

(unaudited)

	November 30,	August 31,
	2009	2009

ASSETS

Current assets:
Cash and cash equivalents	$ 34,412	$ 4,619

Total assets	$ 34,412	$ 4,619

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 2,500	$ 195
Total current liabilities	2,500	195

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, none issued and outstanding
Common stock, $0.001 par value; 300,000,000
shares authorized; 19,420,412 and 18,710,412
shares issued and outstanding	19,420	18,710
Additional paid-in capital	1,002,349	967,559
Accumulated deficit	(989,857)	(981,845)
Total stockholders’ equity	31,912	4,424

Total liabilities and stockholders’ equity	$ 34,412	$ 4,619

The accompanying notes are an integral part of these financial statements.

.

Silver Butte Co., Inc.

Statements of Operations

For the three months ended November 30, 2009 and 2008 - unaudited

	2009	2008
Operating expenses:
Professional service fees	$ 7,777	$ 11,169
Other general and administrative	235	890
Total operating expenses	8,012	12,059

Net loss	$ 8,012	$ 12,059

Loss per common share – basic and diluted	Nil	Nil

Weighted average common shares outstanding –
basic and diluted	19,159,094	18,710,412

The accompanying notes are an integral part of these financial statements.

.

Silver Butte Co., Inc.

Statements of Cash Flows

For the three months ended November 30, 2009 and 2008 - unaudited

	2009	2008

Cash flows from operating activities:
Net loss	$ (8,012)	$ (12,059)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in:
Accounts payable	2,305	(158)
Net cash used by operating activities	(5,707)	(12,217)

Cash flows from financing activities:
Proceeds from sale of common stock	35,500	-
Net cash provided by financing activities	35,500	-

Net increase (decrease) in cash and cash equivalents	29,793	(12,217)
Cash, beginning of period	4,619	33,926

Cash, end of period	$ 34,412	$ 21,709

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc.

Notes to Financial Statements - Unaudited

1.  Basis of Presentation

These unaudited financial statements of Silver Butte Co., Inc. (“the Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended August 31, 2009, included in the Company’s Form 10-K.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.   The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended August 31, 2010.

2.  Description of Business

Silver Butte Co., Inc. was incorporated in Nevada on March 4, 2004, and is the successor company of Silver Butte Mining Company, which was incorporated in Idaho in 1965. Throughout this report, reference to ‘the Company’ may include reference to the Idaho corporation, prior to the merger, or the Nevada corporation.

The Company was originally organized to explore, acquire and develop mineral properties and rights, primarily in Idaho. However, the Company’s exploration activities never developed any commercial ore deposits, so the Company decided to abandon, or sell, its mineral properties and rights, and favorably position itself to seek other profitable business opportunities.

3. Stockholders’ Equity

During September and October 2009, the Company sold 710,000 common shares at $0.05 per share for proceeds of $35,500 in a private placement to accredited investors.

4. Subsequent Events

The Company evaluated subsequent events through January 14, 2010, and found none to report.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of the Company's disclosure controls and procedures by the Company’s President and the Secretary/Treasurer. Based on that evaluation, they concluded that disclosure controls and procedures were effective as of November 30, 2009, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the three month period ended November 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During September and October 2009, the Company sold 710,000 common shares at $0.05 per share for proceeds of $35,500 in a private placement to accredited investors.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE CO., INC.

(Registrant)

By:      /s/ Terrence J. Dunne

Terrence J. Dunne, President and Director

Principal Executive and Financial Officer

Date:  January 14, 2010

8