Form 10-Q
period 2010-02-28
SILVER BUTTE Co.
filed 2010-04-12
CIK 90310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

[X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes   [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[  ] Large accelerated filer     [  ] Accelerated filer    [  ] Non-accelerated filer      [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [X] Yes  [  ] No

Indicate the number of shares outstanding of common stock, as of the latest practicable date: At April 2, 2010, 19,680,412 shares of the Company’s common stock were outstanding.

SILVER BUTTE CO., INC.

TABLE OF CONTENTS

PART I.

3

ITEM 1.  FINANCIAL INFORMATION

3

Balance Sheets (unaudited)

3

Statements of Expenses (unaudited)

4

Statements of Cash Flows (unaudited)

5

Notes to Financial Statements - Unaudited

6

ITEM 2. Management’s Discussion And Analysis, Or Plan Of Operation

7

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

7

ITEM 4. Controls and Procedures

8

PART II

9

ITEM 1.  LEGAL PROCEEDINGS

9

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

ITEM 5. OTHER INFORMATION

9

ITEM 6. EXHIBITS

9

SIGNATURES

10

PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Co., Inc.
Balance Sheets (unaudited)
February 28, 2010 and August 31, 2009

	February 28,	August 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$ 24,341	$ 4,619

Total assets	$ 24,341	$ 4,619

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ -	$ 195
Total current liabilities	-	195

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000
shares authorized, 19,420,412 and 18,710,412
shares issued and outstanding, respectively	19,420	18,710
Additional paid-in capital	1,002,349	967,559
Accumulated deficit	(997,428)	(981,845)
Total stockholders’ equity	24,341	4,424

Total liabilities and stockholders’ equity	$ 24,341	$ 4,619

The accompanying condensed notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Expenses (unaudited)
For the Three and Six Months Ended
February 28, 2010 and 2009

	Three Months Ended		Six Months Ended
	2/28/2010	2/28/2009	2/28/2010	2/28/2009

Operating expenses:
Professional service fees	$ (6,821)	$ (5,827)	$ (14,598)	$ (16,995)
Other general and administrative	(750)	(1,631)	(985)	(2,521)

Total operating expenses	(7,571)	(7,458)	(15,583)	(19,516)

Other income:
Interest income	-	-	-	-
Total other income	-	-	-	-

Net loss	$ (7,571)	$ (7,458)	$ (15,583)	$ (19,516)

Loss per common share – basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted average common shares
outstanding – basic	19,420,412	18,710,412	19,289,031	18,710,412

The accompanying condensed notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Cash Flows (unaudited)
For the Six Months Ended
February 28, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net loss	$ (15,583)	$ (19,516)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in:
Accounts payable	(195)	(1,933)
Net cash used by operating activities	(15,778)	(21,449)

Cash flows from financing activities:
Proceeds from sale of common stock	35,500	-
Net cash provided by financing activities	35,500	-

Net increase (decrease) in cash and cash equivalents	19,722	(21,449)
Cash and cash equivalents, beginning of period	4,619	33,926

Cash and cash equivalents, end of period	$ 24,341	$ 12,477

The accompanying condensed notes are an integral part of these financial statements.

Silver Butte Co., Inc.

Notes to Financial Statements - Unaudited

1.  Basis of Presentation

These unaudited financial statements of Silver Butte Co., Inc. (“the Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended August 31, 2009, included in the Company’s Form 10-K

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.   The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended August 31, 2010.

2.  Description of Business

Silver Butte Co., Inc. was incorporated in Nevada on March 4, 2004, and is the successor company of Silver Butte Mining Company, which was incorporated in Idaho in 1965. Throughout this report, reference to ‘the Company’ may include reference to the Idaho corporation, prior to the merger, or the Nevada corporation.

The Company was originally organized to explore, acquire and develop mineral properties and rights, primarily in Idaho. Since the Company’s exploration activities never developed commercial ore deposits, the Company abandoned, or sold, its mineral properties and rights, and positioned itself to seek other business opportunities.

3. Stockholders’ Equity

On February 24, 2010, the Board of Directors resolved to file a S-1 Registration Statement to register all issued and outstanding unregistered shares of the Company, as of the date of the filing of the Registration Statement. The Company engaged Gregory B. Lipsker, Attorney, to prepare the S-1.  The $25,000 legal fees associated with this engagement will be due as follows:

•

$17,000 due upon the signing of the engagement letter to be paid as follows:

-$4,000 cash

-260,000 shares of common stock valued at $13,000

•

$8,000 due upon the effective date of the Registration Statement

Subsequent to February 28, 2010, these shares were issued.

4.  Subsequent Event

The company evaluated subsequent events through April 9, 2010, which is the date these financial statements were issued.

ITEM 2. Management’s Discussion And Analysis, Or Plan Of Operation

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide this information.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report and concluded that disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the  most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date:  April 09, 2010

10