Form 10-Q
period 2010-05-31
SILVER BUTTE Co.
filed 2010-07-09
CIK 90310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Indicate the number of shares outstanding of common stock, as of the latest practicable date: At June 22, 2010, 19,680,412 shares of the Company’s common stock were outstanding.

SILVER BUTTE CO., INC.

TABLE OF CONTENTS

PART I.

3

ITEM 1.  FINANCIAL INFORMATION

3

Balance Sheets (unaudited)

3

Statements of Expenses (unaudited)

4

Statements of Cash Flows (unaudited)

5

Notes to Financial Statements (unaudited)

6

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

7

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

7

PART II

9

ITEM 1.  LEGAL PROCEEDINGS

9

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

ITEM 5. OTHER INFORMATION

9

ITEM 6. EXHIBITS

9

PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Co., Inc.
Balance Sheets (unaudited)
May 31, 2010 and August 31, 2009

	May 31,	August 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$ 18,754	$ 4,619

Total assets	$ 18,754	$ 4,619

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ -	$ 195
Total current liabilities	-	195

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000
shares authorized, 19,680,412 and 18,710,412
shares issued and outstanding, respectively	19,680	18,710
Additional paid-in capital	1,015,089	967,559
Accumulated deficit	(1,016,015)	(981,845)
Total stockholders’ equity	18,754	4,424

Total liabilities and stockholders’ equity	$ 18,754	$ 4,619

The accompanying condensed notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Expenses (unaudited)
For the Three and Nine Months Ended
May 31, 2010 and 2009

	Three Months Ended		Nine Months Ended
	5/31/2010	5/31/2009	5/31/2010	5/31/2009

Operating expenses:
Professional service fees	$ (17,456)	$ (3,546)	$ (32,054)	$ (20,542)
Other general and administrative	(1,131)	(405)	(2,116)	(2,926)

Total operating expenses	(18,587)	(3,951)	(34,170)	(23,468)

Net loss	$ (18,587)	$ (3,951)	$ (34,170)	$ (23,468)

Loss per common share – basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted average common shares
outstanding – basic	19,629,542	18,710,412	19,403,782	18,710,412

The accompanying condensed notes are an integral part of these financial statements.

Silver Butte Co., Inc.
Statements of Cash Flows (unaudited)
For the Nine Months Ended
May 31, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net loss	$ (34,170)	$ (23,468)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for legal fees	13,000	-
Change in:
Accounts payable	(195)	(1,959)
Net cash used by operating activities	(21,365)	(25,427)

Cash flows from financing activities:
Proceeds from sale of common stock	35,500	-

Net increase (decrease) in cash and cash equivalents	14,135	(25,427)
Cash and cash equivalents, beginning of period	4,619	33,926

Cash and cash equivalents, end of period	$ 18,754	$ 8,499

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

3. Stockholders’ Equity

On February 24, 2010, the Board of Directors resolved to file a S-1 Registration Statement to register all issued and outstanding unregistered shares of the Company, as of the date of the filing of the Registration Statement. The Company engaged Gregory B. Lipsker, Attorney, to prepare the S-1.  The $25,000 legal fees associated with this engagement to be paid as follows:

•

$17,000 due upon the signing of the engagement letter paid as follows:

-$4,000 cash

-260,000 common shares valued at $13,000; issued March 18, 2010

•

$8,000 due upon the effective date of the Registration Statement

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 18, 2010, the Company issued 260,000 unregistered common shares for legal services valued at $13,000, or $0.05 per share.

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

SILVER BUTTE CO., INC.

(Registrant)

By:      /s/ Terrence J. Dunne

Terrence J. Dunne, President, Principal Financial Officer, and a Director

Date:  July 9, 2010

10