Form 10-K
period 2010-08-31
SILVER BUTTE Co.
filed 2010-11-10
CIK 90310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

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

[X] Yes  [  ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.07 per share on February 26, 2010, (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $1,055,000. For purposes of this disclosure, shares of stock held by persons owning 5% or more of the Company’s common stock, and officers and directors of the Registrant have been excluded, because such persons are deemed to be affiliates.

The number of outstanding shares of the Registrant’s par value $0.001 common stock on November 9, 2010, was 19,680,412.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

Table of Contents

PART I

3

ITEM 1.   DESCRIPTION OF BUSINESS

3

ITEM 2.   DESCRIPTION OF PROPERTY

4

ITEM 3.   LEGAL PROCEEDINGS

4

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

4

PART II

5

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5

ITEM 6.   SELECTED FINANCIAL DATA

5

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

5

ITEM  8.   FINANCIAL  STATEMENTS

6

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                  AND FINANCIAL DISCLOSURE

13

ITEM 9A.  CONTROLS AND PROCEDURES

13

ITEM 9B.  OTHER INFORMATION - None

14

PART III

15

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

15

ITEM 11.  EXECUTIVE COMPENSATION

15

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  AND RELATED STOCKHOLDER MATTERS

16

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

16

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

17

ITEM 15.  EXHIBITS

17

SIGNATURES

18

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

The Company holds mineral rights on one claim in Bonner County, Idaho. The claim is Cleveland Lode in Section 6, Township 55 North, Range 2 West.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2010.

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

	Year Ended		Year Ended
	August 31, 2010		August 31, 2009
	High	Low	High	Low
First Quarter (9-1 to 11-30)	$0.12	$0.05	$0.39	$0.16
Second Quarter (12-1 to 2-28)	0..12	0.05	0.30	0.16
Third Quarter (3-1 to 5-31)	0.08	0.05	0.14	0.11
Fourth Quarter (6-1 to 8-31)	0.08	0.06	0.12	0.09

b)

As of November 9, 2010, there were approximately 1,140 holders of record of the Company’s common stock.

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

Financial Condition and Liquidity

The Company had cash of $17,816 and working capital of $8,256 at August 31, 2010. During the years ended August 31, 2010 and 2009, the Company used $22,203 and $29,307, respectively, of cash for operating activities.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Silver Butte Co, Inc.

(a Development Stage Company)

Spokane, Washington

We have audited the accompanying balance sheets of Silver Butte Co., Inc. as of August 31, 2010 and 2009, the related statements of expenses, and changes in stockholders’ equity and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Butte Co., Inc as of August 31, 2010 and 2009, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Silver Butte Co., Inc will continue as a going concern.  As discussed in Note 5 to the financial statements, Silver Butte Co., Inc suffered net losses and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone-Bailey, LLP

www.malonebailey.com

Houston, Texas

November 5, 2010

Silver Butte Co., Inc. Balance Sheets August 31, 2010 and 2009

	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$ 17,816	$ 4,619
Total assets	$ 17,816	$ 4,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 9,560	$ 195

Total current liabilities	9,560	195

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000
shares authorized, none issued or outstanding
Common stock, $0.001 par value; 300,000,000	-	-
shares authorized; 19,680,412 and 18,710,412 shares issued
and outstanding, respectively	19,680	18,710
Additional paid-in capital	1,015,089	967,559
Accumulated deficit	(1,026,513)	(981,845)
Total stockholders’ equity	8,256	4,424

Total liabilities and stockholders’ equity	$ 17,816	$ 4,619

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc. Statements of Expenses For the Years ended August 31, 2010 and 2009

	2010	2009

Operating expenses:
Professional services	$ (42,292)	$ (23,892)
General and administrative expenses	(2,376)	(3,651)

Total operating expenses	(44,668)	(27,543)

Net loss	$ (44,668)	$ (27,543)

Net Loss per common share-basic	$ (0.00)	$ (0.00)

Weighted average common shares outstanding-basic	19,473,508	18,710,412

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc. Statements of Changes in Stockholders’ Equity For the Years ended August 31, 2010 and 2009

			Additional		Total
	Common stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances, August 31, 2008	18,710,412	$ 18,710	$ 967,559	$ (954,302)	$ 31,967

Net loss				(27,543)	(27,543)
Balances, August 31, 2009	18,710,412	18,710	967,559	(981,845)	4,424
Issuance of common stock
for cash	710,000	710	34,790		35,500
Issuance of common stock
for legal services	260,000	260	12,740		13,000
Net loss				(44,668)	(44,668)

Balances, August 31, 2010	19,680,412	$ 19,680	$ 1,015,089	$ (1,026,513)	$ 8,256

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc Statements of Cash Flows For the Years ended August 31, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net loss	$ (44,668)	$ (27,543)
Common stock issued for legal services	13,000
Changes in assets and liabilities:
Accounts payable	9,365	(1,764)
Net cash used by operating activities	(22,303)	(29,307)

Cash flows from financing activities:
Proceeds from sale of common stock	35,500	-
Net cash provided by financing activities	35,500	-

Net change in cash and cash equivalents	13,197	(29,307)
Cash and cash equivalents, beginning of year	4,619	33,926

Cash and cash equivalents, end of year	$ 17,816	$ 4,619

Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

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

Basic and Diluted Net Loss Per Share

Basis loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year, and does not include the impact of any potentially dilutive common stock equivalents. Potential common shares are not included in the computation of loss per share, if their effect is antidilutive. At August 31, 2010 and 2009, the Company had no potential common shares, and only basic loss per share is reported for the years then ended.

Fair Values of Financial Instrument

The carrying amounts of financial instruments, including cash and cash equivalents and payables approximated their fair values at August 31, 2010 and 2009.

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

Development Stage

The Company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Recently issued accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

3.

Income Taxes

Deferred tax assets from net operating loss carryforwards were approximately $209,000 and $193,000, respectively, for the years ended August 31, 2010 and 2009. Deferred tax assets were calculated assuming a 34% marginal tax rate, and prior years are adjusted to reflect enacted tax rates expected to be in effect when taxes are actually paid or recovered. Management believes it is more likely than not that these deferred tax assets will not be realized, and therefore a valuation allowance equal to the full amount of the deferred tax asset has been established. At August 31, 2010 and 2009, the Company had tax basis net operating loss carryforwards totaling approximately $614,000 and $569,000, respectively which expire through 2030.

4.

Stockholders’ Equity

Private Placement

During the year ended August 31, 2010, 710,000 common shares were sold in a private placement, at a price of $0.05 per share for total proceeds of $35,500.

Services

In March 2010, the Company issued 260,000 shares at a value of $0.05 per share in lieu of cash for $13,000 in legal services performed to prepare an S-1 Registration Statement for the Company.

5.

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

6.

Fair Value Disclosures

At September 30, 2010, the Company’s financial assets and liabilities, which include cash and cash equivalents, certificates of deposit, and accounts payable, have carrying values which approximate fair value computed using Level 1 inputs. The Company had no non-financial assets or liabilities.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

An evaluation was performed by the Company's President and Secretary/Treasurer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the President and Secretary/Treasurer concluded that disclosure controls and procedures were effective at August 31, 2010, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

We retain an experienced Certified Public Accountant, on an as needed basis, for review and assistance in preparation of the Company’s financial statements and to provide assistance with complex and non routine transactions and GAAP compliance.

There has been no change in our internal control over financial reporting during the year ended August 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of August 31, 2010, the Company’s internal control over financial reporting is effective.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal controls were not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management report in this annual report.

Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting.

The President and Secretary/Treasurer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended August 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended August 31, 2010.

ITEM 9B.  OTHER INFORMATION - None

PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors and Executive Officers are as follows, as of November 14, 2009:

Name	Age	Affiliation with Registrant	Expiration of Term
Terrence J. Dunne	62	President, Director	Annual meeting
Martyn A. Powell	58	Secretary/Treasurer, Director	Annual meeting
Edward C. Wert	64	Director	Annual meeting

Business Experience of Directors and Executive Officers

Terrence J. Dunne: Mr. Dunne was appointed President, CEO, and a director on July 28, 2009. For more than the past five years, Mr. Dunne has operated as a business consultant through his company, Terrence J. Dunne & Associates. Mr. Dunne received his BS, MBA, and Masters in Taxation degrees from Gonzaga University. In addition, Mr. Dunne serves as a director of Gold Crest Mines, Inc., and Rock Energy Resources, Inc.

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

Edward C. Wert  Mr. Wert was appointed as a director on March 1, 2006. He was a school teacher for many years at West Valley School District, and is presently retired and living in Sagle, Idaho. Mr. Wert also has served on the Schweitzer Mountain Ski Patrol for the last 30 years.

The Board of Directors has no standing audit, nominating or compensation committees.  The entire board performs the function of each of these committees.

Section 16(a) Beneficial Ownership Reporting Compliance

No officers or directors failed to file reports on a timely basis as required by Section 16(a) of the Exchange Act during the most recent fiscal year ended August 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

No executives or directors were compensated by the Company for the fiscal years ended August 31, 2010 or 2009, for work performed that is required to be reported. In addition, the Company provided no stock options, warrants, or stock appreciation rights, and there are no employment contracts or incentive pay agreements with any officer or director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)

Security ownership of certain beneficial owners:

One person of record, in addition to one officer and director, owns more than 5% of the Company's Common Stock as follows:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Patrick Powers	1,680,000 direct	8.54

(1)

Based upon 19,680,412 total common shares outstanding as of November 9, 2010

(b)

Security Ownership of Management:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Terrence J. Dunne, Spokane, Washington	2,716,667 direct	13.80
Common Stock	Martyn A. Powell Mukilteo, Washington	100,000 direct	0.51
Common Stock	Edward C. Wert, Sagle, Idaho	130,878 direct	0.67
Common Stock	Directors and Executive Officers as a Group	2,947,545	14.98

(1)

Based upon 19,680,412 total common shares outstanding as of November 9, 2010

(c)

No arrangements are in place for a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended August 31, 2010 and 2009 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years were $9,900 and $11,663, respectively.

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

ITEM 15.  EXHIBITS

Exhibits (filed with this report)

31.1  Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification required by Rule 13a-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification required by 18 U.S.C. Section 1350, under Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification required by 18 U.S.C. Section 1350, under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BUTTE CO., INC

(Registrant)

By:  /s/Terrence J. Dunne

Terrence J. Dunne, President and Director

Date:  November 9, 2010

18