Form 10-Q
period 2010-11-30
SILVER BUTTE Co.
filed 2011-01-12
CIK 90310

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period November 30, 2010

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    [X]     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    [  ]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

Yes    [X]     No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At January 8, 2011, 19,680,412 shares of the Company’s common stock were outstanding.

SILVER BUTTE CO., INC.

TABLE OF CONTENTS

PART I.

3

ITEM 1.

FINANCIAL INFORMATION

3

Balance Sheets

3

Statements of Operations

For the three months ended November 30, 2010 and 2009

4

Statements of Cash Flows

For the three months ended November 30, 2010 and 2009

5

Notes to Financial Statements - Unaudited

6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

7

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

7

ITEM 4.

CONTROLS AND PROCEDURES

8

PART II

8

ITEM 1.

LEGAL PROCEEDINGS

8

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

8

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

8

ITEM 4.

REMOVED AND RESERVED

8

ITEM 5.

OTHER INFORMATION

8

ITEM 6.

EXHIBITS

9

PART I.

ITEM 1.  FINANCIAL INFORMATION

Silver Butte Co., Inc.

Balance Sheets

(unaudited)

	November 30,	August 31,
	2010	2010

ASSETS

Current assets:
Cash and cash equivalents	$ 9,323	$ 17,816

Total assets	$ 9,323	$ 17,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 8,255	$ 9,560
Total current liabilities	8,255	9,560

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000
shares authorized; 19,680,412 shares issued
and outstanding	19,680	19,680
Additional paid-in capital	1,015,089	1,015,089
Accumulated deficit	(1,033,701)	(1,026,513)
Total stockholders’ equity	1,068	8,256

Total liabilities and stockholders’ equity	$ 9,323	$ 17,816

The accompanying notes are an integral part of these financial statements.

.

Silver Butte Co., Inc.

Statements of Operations

(unaudited)

For the three months ended November 30, 2010 and 2009

	2010	2009
Operating expenses:
Professional service fees	$ 6,875	$ 7,777
Other general and administrative	313	235
Total operating expenses	7,188	8,012

Net loss	$ 7,188	$ 8,012

Loss per common share – basic and diluted	0.00	0.00

Weighted average common shares outstanding –
basic and diluted	19,680,412	19,159,094

The accompanying notes are an integral part of these financial statements.

.

Silver Butte Co., Inc.

Statements of Cash Flows

(unaudited)

For the three months ended November 30, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net loss	$ (7,188)	$ (8,012)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in:
Accounts payable	(1,305)	2,305
Net cash used by operating activities	(8,493)	(5,707)

Cash flows from financing activities:
Proceeds from sale of common stock	-	35,500
Net cash provided by financing activities	-	35,500

Net increase (decrease) in cash and cash equivalents	(8,493)	29,793
Cash, beginning of period	17,816	4,619

Cash, end of period	$ 9,323	$ 34,412

The accompanying notes are an integral part of these financial statements.

Silver Butte Co., Inc.

Notes to Financial Statements - Unaudited

1.  Basis of Presentation

These unaudited financial statements of Silver Butte Co., Inc. (“the Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended August 31, 2010, included in the Company’s Form 10-K.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.   The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended August 31, 2011.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls Procedures

An evaluation was performed of the effectiveness of the design and operation of the Company's disclosure controls and procedures by the Company’s President and the Secretary/Treasurer. Based on that evaluation, they concluded that disclosure controls and procedures were effective as of November 30, 2010, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three month period ended November 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

REMOVED AND RESERVED

ITEM 5.

OTHER INFORMATION

(a)

Letter of Intent

On December 30, 2010, the Company entered into a non-binding letter of intent to acquire Gulfmark Energy Group, Inc.  Subject to the completion of due diligence and the drafting of definitive documents, the Board of Directors plans to acquire Gulfmark Energy Group, Inc. in a share exchange transaction whereby the Company would issue 1,078,000,027 common shares and 11,000,000 Series B preferred shares, subject to amending its articles of incorporation.  Prior to the amendment, the Company would issue the Gulfmark shareholders 280,319,588 common shares, which would represent 93.4% of the Company's voting common stock.  Upon closing, the transaction will be reported on a Form 8-K pursuant to SEC reporting requirements.  At a later date, after the balance of the exchange shares have been issued under the terms of the exchange transaction, the Company would be required to implement a reverse split of its issued and outstanding common stock on a forty-for-one basis (40:1).  After the acquisition is complete and all shares issued under the terms and conditions of the agreement, the Company would have approximately 27,442,010 shares, of which the Gulfmark shareholders would own 98.2% and the Company shareholders would own 1.8% of the issued and outstanding common shares.

Gulfmark Energy Group, Inc. is an independent oil and natural gas company engaged in the exploration, development and production of predominately oil producing property located in the State of Texas.  Its business is comprised of an oil and gas property and a drilling company.  Gulfmark has approximately 4,261 net acres under lease in the Eagle Ford Shale play located in

Zavala County, Texas.  Gulfmark, through its subsidiary, owns two oilfield drilling units and associated equipment and rolling stock with the capability to drill 4,000 and 8,000 foot oil wells.

(b)

Amended Bylaws

On January 7, 2011, the board of directors amended the Company's Bylaws.

ITEM 6.

EXHIBITS

Exhibit 3.1

– Amended Bylaws

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

Date:  January 12, 2011

10