Form 10-Q
period 2011-01-31
SILVER BUTTE Co.
filed 2011-05-19
CIK 90310

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

OR

[ X  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 31, 2010 to   January 31, 2011

Commission file number:      001-05970

Silver Butte Company

(Exact name of registrant as specified in its charter)

NEVADA	82-0263301
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

45 NE Loop 410, Ste. 495, San Antonio, TX	78216
(Address of principal executive offices)	(Zip Code)

210-524-9724

(Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes    [X]     No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    [  ]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   At May 19, 2011, 27,292,0111 shares of the Company’s common stock were outstanding.

Note 1.   This figure represents the number of common shares issued and outstanding assuming the reverse stock split had been implemented.  The reverse stock split has not been implemented.  This implementation cannot be completed until the Securities and Exchange Commission's review of the Company's Information Statement on Schedule 14C has cleared comments. (See Part II, Item 5. Other Information)

SILVER BUTTE COMPANY

FORM 10-Q

For the Quarter Ended January 31, 2011

TABLE OF CONTENTS

PART I

3

ITEM 1.  FINANCIAL INFORMATION

3

   CONSOLIDATED BALANCE SHEETS

3

   CONSOLIDATED STATEMENT OF OPERATIONS

5

   CONSOLIDATED STATEMENT OF CASH FLOWS

7

   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

14

ITEM 4.  CONTROLS AND PROCEDURES

14

PART II

16

ITEM 1.  LEGAL PROCEEDINGS

16

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

16

ITEM 4.  REMOVED AND RESERVED

16

ITEM 5.  OTHER INFORMATION

16

ITEM 6.  EXHIBITS

17

SIGNATURES

18

PART I

Item 1.  Financial Information

 SILVER BUTTE COMPANY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	At January 31,	At October 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$8,287	$ 48,225
Prepaid expenses	8,750	8,750
TOTAL CURRENT ASSETS	17,037	56,975

PROPERTY, PLANT, AND EQUIPMENT (Net of depreciation
of $ 413,972 and $ 386,619 respectively)	695,991	713,855

OTHER ASSETS: Oil lease	49,489	-

TOTAL ASSETS	$762,517	$ 770,830

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$105,257	$ 9,225
Payable to related party	213,145	6,041
Current portion of long term debt	164,878	162,834
Total current liabilities	483,280	178,100

LONG TERM DEBT	129,268	171,166

STOCKHOLDER PAYABLE	210,100	210,100

TOTAL LIABILITIES	822,648	559,366

STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $.001 par, 50,000,000 authorized,
11,000,000 issued and outstanding	11,000	11,000
Common stock, $.001 par, 1,100,000,000 authorized
27,292,011 and 26,950,000 shares issued and
outstanding respectively	27,292	26,950
Additional paid-in capital	162,018	196,483
Accumulated deficit	(260,591)	(22,969)
Non controlling interest	150	-
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(60,131)	211,464
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$762,517	$ 770,830

 The accompanying notes are an integral part of these unaudited financial statements

SILVER BUTTE COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDING JANUARY 31, 2011

(UNAUDITED)

REVENUE	$116,773

OPERATING EXPENSES:
Salary expense	161,333
Drilling expenses	101,362
Administrative expenses	60,242
Depreciation expense	27,353

OPERATING LOSS	(233,517)

OTHER (EXPENSE): Interest	(4,105)

NET LOSS	$(237,622)

NET LOSS PER COMMON SHARE	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	27,292,011

 The accompanying notes are an integral part of these unaudited financial statements

SILVER BUTTE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTH PERIOD ENDING JANUARY 31, 2011

(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(237,622)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	27,353
Changes in assets and liabilities:
Accounts payable	96,032
Accounts payable - related parties	157,615

Net cash provided by operating activities	43,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(9,489)
Net liabilities assumed in reverse merger	(33,973)

Net cash (used) by investing activities	(43,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(39,854)

Net cash (used) by financing activities	(39,854)

NET DECREASE IN CASH	(39,938)

CASH AT BEGINNING OF PERIOD	48,225

CASH AT END OF PERIOD	$8,287

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$4,105
Income taxes	$-

Non-cash investing and financing activities:
Acquisition of oil lease	$49,489
Assumption of related party debt to acquire oil lease	$(49,489)

 The accompanying notes are an integral part of these unaudited financial statements

 SILVER BUTTE COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of Silver Butte Company (“The Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended October 31, 2010 of Gulfmark Energy Group, Inc. and the proforma consolidated financial statements (combining Silver Butte Company and Gulfmark Energy Group, Inc.) which were filed in an 8-K in January, 2011 pursuant to a share exchange agreement between Silver Butte Company and Gulfmark Energy Group, Inc.

Prior to the share exchange agreement, Silver Butte Company had a fiscal year end of August 31st. Pursuant to the share exchange agreement, Silver Butte Company adopted the fiscal year end of Gulfmark Energy Group, Inc., which is October 31st. These consolidated financial statements for this 10-Q report include financial activity of Silver Butte Company and Gulfmark Energy Group, Inc. from November 1, 2010 through January 31, 2011.

The consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended October 31, 2011.

NOTE 2 – GOING CONCERN

During the three months ended January 31, 2011, Silver Butte Company incurred a net loss of $237,622 and had negative cash flows from operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

For the immediate future, the Company will attempt to raise up to $250,000 via a convertible debenture private placement to accredited investors.

The Company is aware that in order to be fully operational and profitable, it will have to raise substantial capital. This needed capital could be raised through a combination of debt financing, sale of common stock, or direct joint venture participation in various drilling sites. The Company has no assurance that future financing will be available. If this additional financing is not available, Silver Butte may be unable to continue its operations. In addition, any equity financing or convertible debt financing could result in additional dilution to existing shareholders.

 SILVER BUTTE COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – STOCKHOLDERS’ EQUITY

On January 12, 2011, Silver Butte Company entered into a share exchange agreement with Gulfmark Energy Group, Inc. whereby Silver Butte Company committed to issue 1,072,000,027 shares of common stock and 11,000,000 shares of series “A” preferred stock to the shareholders of Gulfmark Energy Group, Inc. in exchange for 26,800,000 shares of Gulfmark Energy Group, Inc. common stock and 11,000,000 shares of its preferred stock. After the issuance of the 1,072,000,027 shares of common stock, Silver Butte Company effectuated a forty to one reverse stock split. After this reverse stock split, there were 27,292,011 shares of Silver Butte Company’s common stock outstanding.

Our financial statements assume that the corporate reorganization has been completed  and the Company has 1,100,000,000 authorized common shares, 27,292,011 issued and outstanding and 50,000,000 authorized preferred shares, 11,000,000 Series "A" preferred shares outstanding.

For comparative purposes, the issued and outstanding number of shares of common stock in these financial statements has been given the effect and adjusted for the 40 to 1 reverse stock split as previously reported in the Pro Forma Consolidated Financial Statements at October 31, 2010.

Following is a schedule of the common stock activity pursuant to the share exchange agreement:

Balance of shares outstanding prior to the share exchange agreement	19,680,412

Issuance of shares pursuant to the share exchange agreement	1,072,000,027

Balance prior to the reverse split	1,091,680,439

Balance adjusted for the 40:1 reverse split	27,292,011

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations

Forward Looking Statements

Some of the statements contained in this Current Report that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Current Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	our ability to raise capital when needed and on acceptable terms and conditions;

•	our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•	the intensity of competition; and

•	general economic conditions.

All written and oral forward-looking statements made in connection with this Current Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Share Exchange Agreement and Summary of Corporate Structure

On January 12, 2011, Silver Butte Company completed the acquisition of Gulfmark Energy Group, Inc. pursuant to which Silver Butte issued the stockholders of Gulfmark, in exchange for their Gulfmark common stock, the right to receive an aggregate of 1,072,000,027 common shares of Silver Butte’s common stock and 11,000,000 series A preferred shares of stock. It was agreed that all existing shares of common stock (including the preexisting shares of outstanding common stock of Silver Butte Company) be subject to a forty to one reverse stock split. Gulfmark Energy Group, Inc. owns two subsidiaries: Blanco Drilling, Inc. and Gulfmark Resources, Inc. Blanco Drilling, Inc. commenced drilling operations in November, 2010, and Gulfmark Resources, Inc. acquired the 4,261 net acre Kiefer lease located in Zavala County, Texas on January 7, 2011.

Gulfmark Resources, Inc. acquired the Kiefer lease from a related party corporation. The lease had a cost carryover basis of $10,804 from the transferor, and Gulfmark Resources spent an additional

$38,685 on “top lease” fees to the lessors. Thus, the Kiefer has a capitalized cost of $49,489. This lease is situated over the Eagle Ford shale formation. Gulfmark Resources plans to commence drilling one well on this lease prior to August 4, 2011.

Revenues

During the quarter ended January 31, 2011, the only revenues (on a consolidated basis) was from one oil well drilling contract (Blanco Drilling, Inc.), and totaled $116,773.

Expenses

Total expenses for the quarter ended January 31, 2011 were $354,395, and were primarily comprised of drilling expenses ($101,362), salary expense ($161,333), and administrative expenses ($60,242).

Liquidity and Capital Resources

As of January 31, 2011, the Company (consolidated corporations) had a cash balance of $8,287 and current liabilities of $483,280. Subsequent to January 31, 2011, the Company commenced to raise up to $250,000 on a convertible debt instrument available to accredited investors. The Company is also attempting to raise drilling funds for at least one well. We estimate that it will cost approximately $3 million to drill and complete one will in the Eagle Ford shale formation.

We are exploring a variety of financing options which include the sale of equity, debt securities and joint venture partners in regard to our proposed oil drilling plans.

Significant financing will be required in order to meet current obligations and projected cash flow deficits from our proposed drilling operations. There is no guarantee that the Company will be successful in raising the requisite funds or entering into joint venture agreements on terms acceptable to us.

We plan to initiate our operational activities upon the consummation of our proposed capital raising activities or joint ventures.   However, if we are not successful in raising sufficient capital  or finding joint venture partners on terms acceptable to us, this would have a material adverse effect on our proposed business, results of operations liquidity, and financial condition.  These proposed capital raising and joint venture activities, if successful, are likely to result in substantial dilution to our existing stockholders  or a reduction in the working interest in our Kiefer lease and could result in the placing of one or more liens against some or all of our assets or reducing future oil revenue cash flows, if any.

The Company’s future cash requirements will be substantial and will depend on many factors, some of which are outside the control of the Company. Such factors include the problems, delays, expenses and complications frequently encountered by oil exploration and production companies in connection with the proposed business operations and plans.

The Company may seek additional funding through public or private equity or debt financings or joint ventures. To the extent the Company raises additional capital by issuing equity securities, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional funding or joint ventures will be available to the Company on acceptable terms, or at all.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of January 31, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 12, 2011, Silver Butte Company. ("the Company") entered into a Share Exchange Agreement with Gulfmark Energy Group, Inc. ("Gulfmark") and its four principal(4) shareholders, excluding one minority shareholder, Paulyana Production Corporation which owns 150,000 Gulfmark common shares.  The Company acquired 26,800,000 shares of the 26,950,000 issued and outstanding capital stock of Gulfmark in exchange for 1,072,000,027 Company common shares and 11,000,000 Series A Preferred Shares.  The common stock, when issued, will represent 98.1% of the Company's issued and outstanding capital stock.

Currently, the Company has insufficient authorized common and preferred stock capital to issue all of the shares required under the Exchange Agreement.  The Company will initially issue 278,759,367 common shares which represents nearly all of its available common stock under the Company's current authorized common stock capital.  The 278,759,367 shares represents 93.4% of our voting common stock.

These securities were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the, “Act”) and are deemed restricted securities and may not be publicly resold, without registration under the Act or unless exempt from the registration requirements of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

(a)

Securities and Exchange Commission (SEC) Staff Comments:

To date, the Company has not completed its corporate reorganization because the Preliminary Information Statement filed on Schedule 14C has been subject to review by the SEC staff.   The SEC staff had requested that we postpone filing the Definitive Information Statement pending resolution of matters pertaining to their comments on our Information Statement.   Once the Information statement comments are resolved,  we will file a Definitive Information Statement.  This will permit us to commence the reorganization process.  On May 10, 2011, we filed our most recent response to three staff comments on the Preliminary Information Statement.   We are awaiting the staff's response to our most recent amended Information Statement filing.

(b)

Transitional Quarterly Report:

Silver Butte changed its fiscal year end when it was acquired by Gulfmark Energy Group, Inc.  Gulfmark Energy had a fiscal year end of October 31.  Since Gulfmark was considered the accounting acquirer,  we changed our fiscal year end from August 31 to October 31 thereby matching Gulfmark's fiscal year end.  This changed our SEC reporting periods.   The period ending January 31, 2011 reflects the transitional period required by the fiscal year end change.

(c)

Stockholders' Equity:

This report reflects stockholders' equity as though the articles of incorporation had been amended,  the balance of the 1,072,000,027 shares issued to the Gulfmark shareholders and the reverse stock split implemented.   After the issuance of 1,072,000,027 shares of its common stock for the reverse acquisition, Silver Butte  will implement a 40 to 1 reverse stock split of the total 1,091,680,439 common shares outstanding.  After the reverse stock split there will be 27, 292,011 outstanding shares of common stock.

For comparative purposes, the issued and outstanding number of shares of common stock in the financial statements included in this report have been given the effect and adjusted for the 40 to 1 reverse stock split as previously reported in the Pro Forma Consolidated Financial Statements at October 31, 2010.

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

SILVER BUTTE COMPANY

(Registrant)

/s/ Michael R. Ward

By:________________________________

Michael R. Ward, President

Principal Executive Officer and Chief Financial Officer

Date:  May 19, 2011

14