Form 10-Q
period 2011-04-30
SILVER BUTTE Co.
filed 2011-06-17
CIK 90310

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ending April 30, 2011

OR

[ X  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to   _____________

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

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   At June 14, 2011, 27,292,0111 shares of the Company’s common stock were outstanding.

Note 1.   This figure represents the number of common shares issued and outstanding assuming the reverse stock split had been implemented.  The reverse stock split has not been implemented.  (See Part II, Item 5. Other Information)

SILVER BUTTE COMPANY

FORM 10-Q

For the Quarter Ended April 30, 2011

TABLE OF CONTENTS

		Page #
PART I - Financial Information

Item 1	Financial Information	3

	Consolidated Balance Sheets at April 30, 2011 (Unaudited) and October 31, 2010	3

	Consolidated Statement of Operations for The Three and Six Month Periods Ended April 30, 2011 (Unaudited)	4

	Consolidated Statement of Cash Flows for The Six Month Period Ended April 30, 2011 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6, 7, 8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9, 10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4	Controls and Procedures	10, 11,12

PART II

Item 1	Legal Proceedings	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3	Defaults Upon Senior Securities	12

Item 4	Removed and Reserved	12

Item 5	Other Information	12, 13

Item 6	Exhibits	13

PART I.

ITEM 1. FINANCIAL INFORMATION

SILVER BUTTE COMPANY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	At April 30,	At October 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$62,467	$48,225
Prepaid expenses	8,750	8,750
TOTAL CURRENT ASSETS	71,217	56,975

PROPERTY, PLANT, AND EQUIPMENT (Net of depreciation
of $ 436,555 and $ 386,619 respectively)	673,408	713,855

OTHER ASSETS: Oil lease	49,489	-

TOTAL ASSETS	$794,114	$770,830

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$135,302	$9,225
Payable to related party	281,987	6,041
Current portion of long term debt	207,399	162,834
Total current liabilities	624,688	178,100

CONVERTIBLE NOTES PAYABLE	65,000	-
LONG TERM DEBT	86,747	171,166
STOCKHOLDER NOTE PAYABLE	210,100	210,100

TOTAL LIABILITIES	986,535	559,366

STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $.001 par, 50,000,000 authorized,
11,000,000 issued and outstanding	11,000	11,000
Common stock, $.001 par, 1,100,000,000 authorized
27,292,011 and 26,950,000 shares issued and
outstanding respectively	27,292	26,950
Additional paid-in capital	162,018	196,483
Accumulated deficit	(392,881)	(22,969)
Non controlling interest	150	-
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(192,421)	211,464
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$794,114	$770,830

The accompanying notes are an integral part of these unaudited financial statements

SILVER BUTTE COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDING APRIL 30, 2011
(UNAUDITED)

	For the Three	For the Six
	Months Ending	Months Ending
	April 30, 2011	April 30, 2011
REVENUE	$80,362	$197,135

OPERATING EXPENSES:
Wage expense	87,139	248,472
Drilling expenses	64,873	166,235
Administrative expenses	34,645	94,887
Depreciation expense	22,583	49,936
Total Operating Expenses	209,240	559,530

OPERATING LOSS	(128,878)	(362,395)

OTHER (EXPENSE): Interest	(3,412)	(7,517)

NET LOSS	$(132,290)	$(369,912)

NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -	27,292,011	27,292,011

	-

The accompanying notes are an integral part of these unaudited financial statements

SILVER BUTTE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDING APRIL 30, 2011
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(369,912)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	49,936
Changes in assets and liabilities:
Accounts payable and accrued liabilities	126,077
Payable to related party	226,457

Net cash provided by operating activities	32,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(9,489)
Net liabilities assumed in reverse merger	(33,973)

Net cash (used) by investing activities	(43,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(39,854)
Issuance of convertible notes	65,000

Net cash provided by financing activities	25,146

NET DECREASE IN CASH	14,242

CASH AT BEGINNING OF PERIOD	48,225

CASH AT END OF PERIOD	$62,467

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$4,105
Income taxes	$-

Non-cash investing and financing activities:
Acquisition of oil lease	$49,489
Assumption of related party debt to acquire oil lease	$(49,489)

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

Prior to the share exchange agreement, Silver Butte Company had a fiscal year end of August 31st. Pursuant to the share exchange agreement; Silver Butte Company adopted the fiscal year end of Gulfmark Energy Group, Inc., which is October 31st. These consolidated financial statements for this 10-Q report include financial activity of Silver Butte Company and Gulfmark Energy Group, Inc. from February 1, 2011 through April 30, 2011. Comparative prior year financial statement information has not been presented in the consolidated statements of operations or the consolidated statement of cash flows as Gulfmark Energy Group, Inc. (which also includes its two wholly owned subsidiary corporations) did not commence business operations until August 9, 2011.

The consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended October 31, 2011.

NOTE 2 – GOING CONCERN

During the three months ended April 30, 2011, Silver Butte Company incurred a net loss of $132,290, and as of April 30, 2011, had a negative net working capital balance of $553,471. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In April, 2011, the Company commenced to raise cash through the issuance of convertible promissory notes in a private placement offering to accredited investors. The terms of the promissory notes are summarized as follows:

•

Available to select accredited investors.

•

Original closing date was set for April 30, 2011. However, that close date has been extended to June, 30, 2011.

•

Total aggregate amount of cash to be raised would not exceed $250,000. However, this “ceiling” was raised to $400,000 subsequent to April 30th.

•

Interest rate of 4% per annum. The Company has the option to pay interest in cash or to pay interest in kind.

•

The proceeds will be used for basic working capital requirements.

•

The notes have a 24-month maturity. At the holder’s option, repayment shall be in cash or in shares of the Company’s common stock at the rate of $0.42 per share after giving effect to the Company’s proposed reverse stock split of 40 to 1.

•

The Company grants to the note holders piggyback registration rights for the shares of common stock underlying the convertible promissory notes. These registration rights will not apply to any “qualified financing” that prohibits the Company from adding the note holders to the registration statement.

•

In the event of any equity related issuance below the $0.42 conversion price (post reverse split), the conversion price will be reduced to the lowest price at which common stock is sold in a “qualified financing”. A “qualified financing” means an equity financing or series of related equity financings in which the Company receives at least $2,500,000 in gross aggregate cash proceeds (before commissions or other transaction related expenses, and including proceeds resulting from any conversion of the Silver Butte Company convertible promissory notes). As of April 30, 2011 the Company had raised $65,000 in cash from the issuance of these convertible promissory notes.

The Company is aware that in order to be fully operational and profitable, it will have to raise substantial capital. This needed capital could be raised through a combination of debt financing, sale of common stock, or direct joint venture participation in various drilling sites. The Company has no assurance that future financing will be available. If this additional financing is not available, the Company may be unable to continue its operations. In addition, any equity financing or convertible debt financing could result in additional dilution to existing shareholders.

NOTE 3 – STOCKHOLDERS’ EQUITY

On January 12, 2011, Silver Butte Company entered into a share exchange agreement with Gulfmark Energy Group, Inc. whereby Silver Butte Company committed to issue 1,072,000,027 shares of common stock and 11,000,000 shares of series “A” preferred stock to the shareholders of Gulfmark Energy Group, Inc. in exchange for 26,800,000 shares of Gulfmark Energy Group, Inc. common stock (there were a total of 26,950,000 shares of common stock outstanding prior to the share exchange agreement, and a shareholder representing 150,000 shares of common stock elected not to participate in the share exchange agreement) and 11,000,000 shares of preferred stock. After the issuance of 1,072,000,027 shares of common stock (Silver Butte Company has only 300,000,000 authorized shares of common stock. Therefore, the articles of incorporation need to be amended in order to increase the authorized common stock to 1,100,000,000 shares.), Silver Butte Company plans to implement a forty to one reverse stock split. After this proposed reverse stock split is approved and implemented, there will be

27,292,011 shares of Silver Butte Company’s stock outstanding. The Company also plans to increase the authorized preferred shares from 10,000,000 to 50,000,000 authorized shares.

The Company’s financial statements assume that the articles of incorporation has been implemented and the corporate reorganization has been completed and that the company has 1,100,000,000 authorized common shares, with 27,292,011 shares issued and outstanding and 50,000,000 authorized preferred shares, with 11,000,000 series “A” preferred shares outstanding.

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

Revenues

Revenues for the quarter ended April 30, 2011 were $80,362, compared to revenues of $116,773 for the prior quarter ended January 31, 2011. For both quarters, the source of revenues was derived from drilling operations of a wholly owned subsidiary, which is Blanco Drilling, Inc. Due to the facts that there has been increased competition among oil well drilling contractors in Southwest Texas, and the contract price per foot drilled is only around $17 to $18, Blanco Drilling has decided to put up its drilling rig for sale at an auction in the near future. Any future drilling on the Kiefer Lease (owned by another wholly owned subsidiary, Gulfmark Resources, Inc.) would be performed by outside oil and gas well drilling contractors. It was originally anticipated that Blanco Drilling, Inc. would perform potential contract drilling operations on the Kiefer Lease.

Expenses

The total operating expenses for the quarter ended April 30, 2011 were $209,240, and were primarily related to drilling operations (wages of $87,139, direct expenses to operate the drilling rig of $64,873, and depreciation of the drilling rig of $22,583). Direct drilling expenses will cease because the company does not envision contract drilling jobs as being profitable.

Liquidity and Capital Resources

As of April 30, 2011, the Company had a cash balance of $62,467 and a current liability balance of $624,688, of which $281,987 is owed to the president of the Company, and $207,399 represents the current portion of a contract payable on a drilling rig. On April 30, 2011, the Company was three months delinquent on monthly payments ($14,653 due per month) on the contract for the drilling rig. The total amount due on this contract payable on April 30th was $294,146.

During the quarter ended April 30, 2011, the Company started to raise cash through the issuance of convertible promissory notes (see Note 2 – Going Concern). As of April 30th, the Company had raised $65,000 through the issuance of these notes. Subsequent to April 30th, the Company has continued to raise funds through the issuance of these promissory notes.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of April 30, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the quarter ending April 30, 2011.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

REMOVED AND RESERVED

ITEM 5.

OTHER INFORMATION

(a)

Securities and Exchange Commission (SEC) Staff Comments:

To date, the Company has not completed its corporate reorganization because the Preliminary Information Statement filed on Schedule 14C on January 14, 2011 had been subject to review by the SEC staff.   On June 2, 2011, the SEC completed a review of the Company's Form 10-K for the fiscal year ending August 31, 2010,  Form 10-Q for the fiscal quarter ending November 30, 2010, Form 8-K originally filed on January 14, 2011, as subsequently amended and Schedule Preliminary 14C originally filed on January 14, 2011, as amended.

Clearance of the Schedule 14C permits the Company to proceed with the completion of the corporate reorganization.

(b)

Stockholders' Equity:

This report reflects stockholders' equity as though the articles of incorporation had been amended,  the balance of the 1,072,000,027 shares issued to the Gulfmark shareholders and the reverse stock split implemented.   After the issuance of 1,072,000,027 shares of its common stock for the reverse acquisition, Silver Butte will implement a 40 to 1 reverse stock split of the total 1,091,680,439 common shares outstanding.  After the reverse stock, split there will be approximately 27, 292,011 outstanding shares of common stock.

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

Date:  June 16, 2011