Form 10-Q
period 2011-07-31
Gulfmark Energy, Inc.
filed 2011-09-19
CIK 90310

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2013 Estimated average burden hours per response 187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ending July 31, 2011

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to   _____________

Commission file number:      001-05970

Gulfmark Energy, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	82-0263301
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

45 NE Loop 410, Ste. 495, San Antonio, TX	78216
(Address of principal executive offices)	(Zip Code)

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

Yes    [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   At September 14, 2011, 27,292,2061 shares of the Company’s common stock were outstanding.

GULFMARK ENERGY, INC.

FORM 10-Q

For the Quarter Ended July 31, 2011

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

8

ITEM 4.  CONTROLS AND PROCEDURES

8

PART II

9

ITEM 1.  LEGAL PROCEEDINGS

9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

10

ITEM 4.  REMOVED AND RESERVED

10

ITEM 5.  OTHER INFORMATION

10

ITEM 6.  EXHIBITS

10

SIGNATURES

11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GULFMARK ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	At July 31,	At October 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$118,643	$48,225
Prepaid expenses	8,750	8,750
TOTAL CURRENT ASSETS	127,393	56,975

PROPERTY, PLANT, AND EQUIPMENT (Net of depreciation
of $ 414,993 and $ 386,619 respectively)	112,645	713,855

OTHER ASSETS: Oil lease	49,489	-

TOTAL ASSETS	$289,527	$770,830

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$104,724	$9,225
Payable to related party	262,573	6,041
Current portion of long term debt	-	162,834
Total current liabilities	367,297	178,100

CONVERTIBLE NOTES PAYABLE	284,400	-

LONG TERM DEBT	-	171,166

STOCKHOLDER NOTE PAYABLE	210,100	210,100

TOTAL LIABILITIES	861,797	559,366

STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $.001 par, 50,000,000 authorized,
11,000,000 issued and outstanding	11,000	11,000
Common stock, $.001 par, 1,100,000,000 authorized
27,292,206 and 26,950,000 shares issued and
outstanding respectively	27,292	26,950
Additional paid-in capital	162,018	196,483
Accumulated deficit	(772,730)	(22,969)
Non controlling interest	150	-
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(572,270)	211,464
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$289,527	$770,830

 The accompanying notes are an integral part of these unaudited financial statements

GULFMARK ENERGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDING JULY 31, 2011
(UNAUDITED)

	For the Three	For the Nine
	Months Ending	Months Ending
	July 31, 2011	July 31, 2011
REVENUE	$-	$197,135

OPERATING EXPENSES:
Wage expense	42,000	265,095
Drilling expenses	3,442	169,677
Administrative expenses	126,442	246,706
Depreciation expense	62,293	112,229
Total Operating Expenses	234,177	793,707

OPERATING LOSS	(234,177)	(596,572)

OTHER (EXPENSE):
Interest expense	(22,202)	(29,719)
Loss on sale of drilling equipment	(123,470)	(123,470)

NET LOSS	$(379,849)	$(749,761)

NET LOSS PER COMMON SHARE	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -	27,292,206	27,189,408

 The accompanying notes are an integral part of these unaudited financial statements

GULFMARK ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDING July 31, 2011
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(749,761)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	112,229
Loss on sale drilling equipment	123,470
Changes in assets and liabilities:
Accounts payable and accrued liabilities	118,549
Payable to related party	207,043
Interest payable

Net cash used by operating activities	(188,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(9,489)
Proceeds from sale of drilling equipment	57,804
Net liabilities assumed in reverse merger	(33,973)

Net cash provided by investing activities	14,342

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(39,854)
Issuance of convertible notes	284,400

Net cash provided by financing activities	244,546

NET INCREASE IN CASH	70,418

CASH AT BEGINNING OF PERIOD	48,225

CASH AT END OF PERIOD	$118,643

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$27,155
Income taxes	$-

Non-cash investing and financing activities:
Acquisition of oil lease	$49,489
Assumption of related party debt to acquire oil lease	$(49,489)

 The accompanying notes are an integral part of these unaudited financial statements

GULFMARK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of Gulfmark Energy, Inc. (“The Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended October 31, 2010 of Gulfmark Energy Group, Inc. and the proforma consolidated financial statements (combining Silver Butte Company and Gulfmark Energy Group, Inc.) which were filed in an 8-K in January, 2011 pursuant to a share exchange agreement between Silver Butte Company and Gulfmark Energy Group, Inc.

Prior to the share exchange agreement, Silver Butte Company had a fiscal year end of August 31st. Pursuant to the share exchange agreement; Silver Butte Company adopted the fiscal year end of Gulfmark Energy Group, Inc., which is October 31st. These consolidated financial statements for this 10-Q report include financial activity of Silver Butte Company and Gulfmark Energy Group, Inc. from February 1, 2011 through July 31, 2011. Comparative prior year financial statement information has not been presented in the consolidated statements of operations or the consolidated statement of cash flows as Gulfmark Energy Group, Inc. (which also includes its two wholly owned subsidiary corporations) did not commence business operations until August 9, 2011. After the share exchange agreement was executed, Silver Butte Company changed its name to Gulfmark Energy, Inc.

The consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ended October 31, 2011.

NOTE 2 – GOING CONCERN

During the three months ended July 31, 2011, the Company incurred a net loss of $379,849, and as of that date, the Company had a negative working capital balance of $239,904. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In April, 2011, the Company commenced to raise cash through the issuance of convertible promissory notes in a private placement offering to accredited investors. The terms of the promissory notes are summarized as follows:

•

Available to select accredited investors.

•

Original closing date was set for April 30, 2011. However, that close date had been extended to June, 30, 2011.

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

GULFMARK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

The Company grants to the note holders piggyback registration rights for the shares of common stock underlying the convertible promissory notes. These registration rights will not apply to any “qualified financing” that prohibits the Company from adding the note holders to the registration statement.

•

In the event of any equity related issuance below the $0.42 conversion price (post reverse split), the conversion price will be reduced to the lowest price at which common stock is sold in a “qualified financing”. A “qualified financing” means an equity financing or series of related equity financings in which the Company receives at least $2,500,000 in gross aggregate cash proceeds (before commissions or other transaction related expenses, and including proceeds resulting from any conversion of the Gulfmark Energy, Inc. convertible promissory notes).

This convertible note private placement funding was terminated on June 9, 2011, and a total of $284,400 in cash was raised through the issuance of these notes.

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

NOTE 3 – SUBSEQUENT EVENT

On September 6, 2011, the Company's board of directors and majority shareholders authorized the company to change  its name to Gambit Energy, Inc. in response to a trademark claim  with another company named Gulfmark Energy, Inc, a Texas corporation.

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were available to be issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The Company did not generate any revenue for the three month period ending July 31, 2011. Operating expenses totaled $234,177 for the quarter, and the Company sold a drilling rig and related equipment for a loss of $123,470. The Company incurred a net loss of $379,849 for the quarter.

Liquidity and Capital Resources

The Company had current assets of $127,393 as of July 31, 2011 and current liabilities of $367,297, for a working capital deficiency of $239,904. The Company commenced to issue $284,400 in convertible notes payable in the prior quarter and terminated this fund raising effort in June 2011. Gulfmark is seeking to raise additional capital for general administrative purposes and to commence an oil well drilling program.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of July 31, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer (Chairman of the Board), as appropriate, to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.

LEGAL PROCEEDINGS

On August 17, 2011, Gulfmark Energy, Inc., a company with the same name as our company notified us that it had filed a lawsuit against Gulfmark Energy Group, Inc. and Gulfmark Resources, Inc., two of our subsidiaries,  alleging trademark infringement.  The Case was filed in the U.S. District Court, Southern District of Texas, Houston Division.  To date, the Company has not been served a summons and complaint.

Plaintiff claims a common law trademark to the word "Gulfmark" alleging that the Company's use of the word "Gulfmark" infringes upon their mark.

The Company settled the legal proceedings effective September 15, 2011 pursuant to a Settlement Agreement.  Within six (6) weeks, the Company agrees to cease all use of, and thereafter refrain from using the term "Gulfmark" as a trademark, service mark or tradename including internet domain names.  Notwithstanding, this requirement, if the SEC requests the Company to respond to an SEC Staff comment letter, or similar request, as a result of the name change, then the compliance period may be extended to November 30, 2011.  The Company filed a preliminary Information Statement on Schedule PRE 14C on September 14, 2011 for the purpose of initiating steps to change its corporate name to Gambit Energy, Inc.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During this quarter we issued equity securities as disclosed in Item 3.02 of the Current Report filed on Form 8-K on June 28, 2011.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

REMOVED AND RESERVED

ITEM 5.

OTHER INFORMATION

Trademark Matter:

On September 6, 2011, our board of directors and majority shareholders authorized the Company to change its corporate name from Gulfmark Energy, Inc. to Gambit Energy, Inc. pursuant to a settlement agreement in connection with the legal proceeding set forth in Part II,  Item 1. titled "Legal Proceedings" above.

The Company will also change the names of its controlled subsidiaries replacing the word " Gulfmark" with "Gambit".

Reverse Stock Split Matter:

Our issued and outstanding common stock increased from 27,292,011 to 27,292,206 as a result of rounding up fractional shares resulting from the reverse stock split which was implemented on July 1, 2011.

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

Gulfmark Energy, Inc.

(Registrant)

        /s/ Michael R. Ward

By:________________________________

Michael R. Ward, President

Principal Executive Officer and Chief Financial Officer

Date:  September 19, 2011

11